Form 10QSB
period 1996-06-30
HOMECAPITAL INVESTMENT CORP
filed 1996-08-12
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB


(Mark One)

[X]    Quarterly report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

                For the quarterly period ended June 30, 1996.

[ ]    Transition report under Section 13 or 15(d) of the Securities Exchange
        Act of 1934

                For the transition period from ________ to ________.


                       Commission File Number:  0-9774

                      HOMECAPITAL INVESTMENT CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)


                    NEVADA                            95-3614463
       (State or Other Jurisdiction of            (I.R.S. Employer
        Incorporation or Organization)            Identification No.)


                           6836 AUSTIN CENTER BLVD.
                                   SUITE 280
                              AUSTIN, TEXAS 78731
                   (Address of Principal Executive Offices)

                                (512) 343-8911
               (Issuer's Telephone Number, Including Area Code)



       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----      -----

       As of August 9, 1996, there were 7,225,683 shares of common stock of the issuer outstanding.

       Transitional Small Business Disclosure Format (check one):
Yes       No   X
   -----     -----

                The Exhibit Index appears on page 27.

                      HOMECAPITAL INVESTMENT CORPORATION

                             Index to Form 10-QSB


PART I.  FINANCIAL INFORMATION                                   Page No.
                                                                 --------

Item 1.  Financial Statements.

         Consolidated Balance Sheet (Unaudited)
           As of June 30, 1996                                       3

         Consolidated Statements of Operations (Unaudited)
           For the Nine Months Ended June 30, 1996
           and 1995                                                  4

         Consolidated Statements of Operations (Unaudited)
           For the Three Months Ended June 30, 1996
           and 1995                                                  5

         Consolidated Statements of Cashflows (Unaudited)
           For the Nine Months Ended June 30, 1996
           and 1995                                                  6

         Notes to Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis or
           Plan of Operation                                        17

PART II. OTHER INFORMATION

Item 2.  Changes in Securities                                      25

Item 5.  Other Information                                          26

Item 6.  Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                          28


               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1996
                                  (Unaudited)


                                    ASSETS
                                    ------
Current assets:
   Cash and cash equivalents                         $ 1,106,372
   Loans held for sale                                 4,143,442
   Accrued interest receivable                            36,986
   Prepaid and other assets                               90,186
                                                     -----------

       Total current assets                            5,376,986

Capitalized excess servicing receivable                1,095,462
Furniture, fixtures and equipment, net                   543,801
Other assets                                              15,793
                                                     -----------

       Total assets                                  $ 7,032,042
                                                     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Current liabilities:
   Note payable                                      $   183,338
   Revolving line of credit                            2,743,854
   Current portion of capital lease obligations           17,725
   Accrued expenses and other liabilities              1,170,543
                                                     -----------

       Total current liabilities                       4,115,460


Commitments and contingencies

Stockholders' equity:
   Convertible preferred stock,Series A;$.01 par
      value, 1,500,000 shares issued and outstanding      15,000
   Common Stock, $.01 par value; authorized
      100,000,000 shares; 7,225,683 shares
      issued and outstanding                              72,257
   Additional paid-in capital                          3,386,105
   Accumulated deficit                                  (492,524)
   Notes receivable for stock                            (64,256)
                                                     -----------

       Total stockholders' equity                      2,916,582
                                                     -----------

       Total liabilities and stockholders' equity    $ 7,032,042
                                                     ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Nine Months Ended June 30, 1996 and 1995
                                  (Unaudited)


                                                       1996            1995
                                                  --------------  ------------
Revenues:
   Gain on sales of loans                         $  5,741,591    $  2,812,427
   Interest income - loans                             322,394         239,359
   Interest income - other                               5,500          27,775
   Servicing fee income                                 12,713               -
                                                  --------------  ------------

      Total revenues                                 6,082,198       3,079,561

Expenses:
   Personnel costs                                   1,552,811       1,214,387
   Loan related expense                              1,743,036         688,802
   General and administrative                        1,137,023         793,780
   Occupancy costs                                     226,406         133,753
   Interest expense                                    280,504         226,745
                                                  ------------    ------------

      Total expenses                                 4,939,780       3,057,467
                                                  ------------    ------------

Income before income taxes                           1,142,418          22,094
Income taxes                                           330,000               -
                                                  ------------    ------------

      Net income                                  $    812,418    $     22,094
                                                  ============    ============

Income per common share and common
   equivalent share (Note 1)                      $       .103    $       .004
                                                  ============    ============

Weighted average number of common and
   common equivalent shares outstanding              7,812,984       5,957,165
                                                  ============    ============

Income per common share -
   assuming full dilution (Note 1)                $       .102    $       .003
                                                  ============    ============

Weighted average number of fully
   diluted common shares outstanding                 7,884,132       6,823,003
                                                  ============    ============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1996 and 1995
                                  (Unaudited)





                                               1996          1995
                                        --------------  ------------

Revenues:
   Gain on sales of loans                 $  2,223,307  $  1,084,365
   Interest income - loans                     147,481        81,304
   Interest income - other                       3,191        12,675
   Servicing fee income                          6,716             -
                                          ------------  ------------

      Total revenues                         2,380,695     1,178,344

Expenses:
   Personnel costs                             543,652       432,415
   Loan related expense                        743,715       210,806
   General and administrative                  392,251       269,612
   Occupancy costs                              92,010        44,380
   Interest expense                            112,191        82,929
                                          ------------  ------------
      Total expenses                         1,883,819     1,040,142
                                          ------------  ------------
Income before income taxes                     496,876       138,202
Income taxes                                   330,000             -
                                          ------------  ------------
      Net income                          $    166,876  $    138,202
                                          ============  ============
Income per common share and common
   equivalent share (Note 1)              $        .02  $        .02
                                          ============  ============
Weighted average number of common and
   common equivalent shares outstanding      7,979,202     6,556,475
                                          ============  ============





                  The accompanying notes are an integral part
                   of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 1996 and 1995
                                  (Unaudited)

                                                      1996             1995
                                                 --------------    ------------
Cash flows from operating activities:
   Net income                                    $      812,418    $     22,094
   Adjustments to reconcile net income
      to net cash provided by
      (used in) operating activities:
   Depreciation and amortization                        257,183         114,976
   Provision for credit losses                           20,000               -
   Gain on sales of loans with recourse              (5,741,591)     (2,812,427)
   Proceeds from sales of loans with
      recourse                                       69,406,353      46,091,211
   Purchase of loans                                (66,110,468)    (43,269,850)
   Change in operating assets and
      liabilities:
      (Increase) decrease in capitalized
         excess servicing receivable                 (1,132,852)              -
      (Increase) decrease in accrued
         interest receivable                            (22,043)        (10,147)
      (Increase) decrease in prepaid and
         other assets                                  (179,149)       (178,942)
      Increase (decrease) in accrued
         expenses and other liabilities                 913,430         (56,832)
                                                 --------------    ------------

   Net cash provided by (used in)
      operating activities                           (1,776,719)        (99,917)
                                                 --------------    ------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and
      equipment                                        (275,239)        (76,205)
                                                 --------------    ------------

Cash flows from financing activities:
   Increase in revolving line of credit               1,245,797         127,025
   Proceeds from note payable                           200,000         100,810
   Payments on notes payable                           (150,000)              -
   Payments on capital lease obligations                (24,183)        (27,228)
   Bank overdraft                                             -          14,489
   Proceeds from sale of preferred stock              1,861,000             (20)
   Dividends paid on preferred stock                          -         (38,954)
                                                 --------------    ------------

      Net cash provided by financing
         activities                                   3,132,614         176,122
                                                 --------------    ------------

Increase in cash                                      1,080,656               0

Cash, beginning of period                                25,716               0
                                                 --------------    ------------

Cash, end of period                              $    1,106,372    $          0
                                                 ==============    ============

                  The accompanying notes are an integral part
                   of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNT POLICIES:

     The Company

     HomeCapital Investment Corporation, a public holding company, ("Company," "issuer" or "registrant") was incorporated in the state of Nevada on October 8, 1980. As a result of a reverse acquisition transaction with HomeOwners Mortgage & Equity, Inc. ("Home") in August 1994 (the "Home Transaction"), Home became the wholly-owned subsidiary of the Company, and the previous shareholders of Home held approximately 83% of the outstanding common stock of the Company. The Company currently conducts its business entirely through Home. Home originates and purchases home improvement loans and is approved to engage in lending activities under the Department of Housing and Urban Development ("HUD") Title I program. As such, Home is subject to regulation and examination by that agency.

     As of the date of the Home Transaction, the Company was a public company with no business operations and net liabilities of $7,500. The reverse acquisition was accounted for as a recapitalization with carryover basis of assets and liabilities. The financial statements reflect the financial condition and results of operations of Home consolidated with the Company. All intercompany transactions and balances have been eliminated in the accompanying consolidated financial statements.

     Adjustment of Interim Financial Statements

     The interim financial statements of the Company at June 30, 1996 and for the nine months and three months ended June 30, 1996 and 1995, respectively, reflect all adjustments (consisting solely of normal recurring adjustments), which in the opinion of management, are necessary to make the financial statements not misleading.

     Revenue Recognition

     All fees earned (including origination fees) and direct expenses incurred (including premiums paid and any volume bonuses paid for the loan) in connection with the closing and funding of a loan are recognized at the time of origination or purchase of the loan. The Company records each loan at its principal amount less the cost allocated to any excess servicing receivable. The Company generates revenue from the sale of loans for cash at a premium over the face amount of the loan. The difference between cash received on sale and the basis in the loan represents the gain on sale.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     Revenue Recognition, continued

     The Company also retains the right to service loans it sells to others for which it receives a servicing fee expressed as a percent of the loan amount (e.g. 1.00% or 100 basis points). The Company is presently able to subcontract the loan servicing activities for a normal subservicing fee (e.g. 0.75% or 75 basis points) that is less than the Company receives.
     The present value of the difference (e.g. 0.25% or 25 basis points) computed over the life of loan is recorded as an excess servicing receivable. When the Company initiated its loan servicing activities in October, 1995, it became subject to Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights." The statement requires the Company to capitalize and amortize the excess servicing receivable over the estimated life of the loans sold. At the time of origination of the loan, the Company's total basis in the loan (usually its face amount) must be allocated between loans held for sale and the capitalized excess servicing receivable.

     The Company periodically reviews capitalized servicing fees receivable for impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term and credit quality. The Company generally makes loans to individuals whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that these borrowers are payment sensitive rather than interest rate sensitive. Consequently, the Company does not consider interest rates a predominant risk characteristic for purposes of impairment. Impairment is recognized in a valuation allowance in the period of impairment.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     Loans Held For Sale

     Home originates, purchases and sells home improvement and other secondary mortgage loans. The majority of Home's loan originations are home improvement loans insured by the Federal Housing Administration ("FHA") under Title I of the National Housing Act of 1934 ("Title I loans"), whereby FHA insures 90% of qualified loans against loss upon borrower default. Under Title I, homeowners may borrow 100% of home improvement costs up to $25,000 with a maximum term of 20 years. Approximately 80% of Home's Title I loans are to borrowers who would be classified as having less than the highest credit rating. In addition to Title I loans, Home originates conventional second mortgage home improvement loans which are pre-approved for purchase by institutional mortgage purchasers upon closing.

     Home originated approximately $60,000,000 and $65,800,000 of Title I loans during the year ended September 30, 1995, and the nine months ended June 30, 1996, respectively, of which the weighted average interest rate (coupon) was 14.01% and 13.84%, respectively, and the weighted average stated maturity was 16.5 years and 18.0 years, respectively. Since inception Home has sold its loan originations as whole loans for which it receives a one time cash premium, and all other future economic benefits, except for loan servicing where retained by the Company, pass to the loan purchaser. Home generally sells all Title I loans within 30 days of origination and all conventional home improvement loans within 15 days of origination.

     Loans held for sale at June 30, 1996, have been either originated by Home directly or through a network of home improvement contractors ("dealers"), or purchased from other mortgage companies, commercial banks or finance companies ("correspondents"). Home funds these loans primarily through its warehouse line of credit. The market value of loans held for sale at June 30, 1996 was approximately $4,371,000, as determined, on an aggregate loan basis, by sale of such loans subsequent to June 30, 1996. Loans sold by Home are sold with limited recourse (see Note 9). These transactions are accounted for as sales because (i) Home surrenders control of the future economic benefit of the loans, (ii) the obligation under the recourse provisions can be reasonably estimated and (iii) the purchaser cannot require the Company to repurchase the loans except pursuant to the recourse provision. Home provides an estimate for future credit losses related to this recourse provision. Such amounts are based on management's best estimate of future credit losses likely to be incurred over the period subject to recourse.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     Furniture, Fixtures and Equipment

     Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements are capitalized, while minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to expense as incurred. Asset and accumulated depreciation accounts are relieved for dispositions with resulting gains or losses reflected in the results of operations.

     Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets.

     Federal Income Taxes

     The Company and Home each file separate federal income tax returns. The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws.

     Earnings Per Share

     The computation of primary earnings per share is based on the weighted average number of common and common stock equivalent shares outstanding for each period presented. The weighted average shares outstanding for each period include common equivalent shares attributable to outstanding warrants (456,170) and outstanding stock options (409,668) using the treasury stock method. For the nine months ended June 30, 1996, earnings per common share on a fully diluted basis was determined assuming the Company's 1,500,000 outstanding preferred shares were converted at the date of issuance of the preferred shares.

2.   ALLOWANCE FOR CREDIT LOSSES

     The activity in the allowance for credit losses for the quarter ending June 30, 1996 was as follows:

           Beginning allowance    $   80,000
           Provision                  20,000
           Charge-offs                     -
                                  ----------

           Ending allowance       $  100,000
                                  ==========


               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.   CAPITALIZED EXCESS SERVICING RECEIVABLE

     For loans sold where the Company retains servicing, an excess servicing receivable (the "Receivable") is established for an amount equal to the estimated fair market value of the excess servicing fees retained.

     The amount represents the unamortized net present value of the difference between the servicing fee spread retained by the Company and the normal servicing fee determined by the Company taking into account several factors including industry practices. The amount capitalized is amortized over the estimated lives of the loans sold, after considering an estimated rate of prepayments of the underlying loans sold.

     The activity in the Receivable is summarized as follows for the three months ended June 30, 1996:

              Balance at beginning of period    $    376,024
              Excess servicing additions             743,905
              Excess servicing collected
                 (net of amortization)               (24,467)
                                                ------------

              Balance at end of period          $  1,095,462
                                                ============

4.   FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consisted of the following at June 30, 1996:

        Furniture and fixtures                  $    134,142
        Equipment                                    237,851
        Leasehold improvements                        65,776
        Capitalized data processing costs            264,645
                                                ------------
                                                     702,414
        Accumulated depreciation
           and amortization                         (158,613)
                                                ------------
                                                 $   543,801
                                                ============


               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


5.   NOTE PAYABLE

     Note payable consisted of the following at June 30, 1996:

          Note payable to bank, guaranteed
          by certain stockholders of the
          Company, due on demand, or if
          no demand is made, due April 5,
          1998, accruing interest at prime
          rate plus 2% (10.25% at June 30, 1996)  $183,338
                                                  ========

     The note payable to financial institutions is collateralized by assets and personal guarantees of certain stockholders of the Company.

6.   REVOLVING LINE OF CREDIT

     Home finances its loans held for sale through a $5,000,000 revolving line of credit which matures July 29, 1996, and had an outstanding balance of $2,743,854 at June 30, 1996. Home receives funding for 100% of the principal on each loan it originates or purchases through the warehouse line. The outstanding principal is collateralized by the mortgages and repaid upon their sale. Interest accrues at the prime rate plus 2.00% (10.25% at June 30, 1996) and is due monthly.

     In July 1996, Home entered into a $10,000,000 revolving line of credit agreement with another financial institution which matures January 31, 1997. Home receives funding for approximately 98% of the principal on each loan it originates or purchases through this warehouse line of credit. Borrowing against the line of credit will be secured by such mortgages and will bear interest at the lower of 350 basis points over the Federal Funds rate or 150 basis points over the prime interest rate (8.25% at June 30, 1996.)

7.   PREFERRED STOCK

     On September 28, 1995, the Company issued 2,000 shares of non-voting preferred stock at $100 per share in preference to its common stock. After January 16, 1996, each preferred share was convertible into 160 common shares of the Company at the option of the holder. The holders of the preferred stock are entitled to a 10% annual cumulative dividend on the face amount of the stock. The preferred stock is redeemable at the Company's option at any time prior to January 16, 1996, at a redemption price of $100 per share plus accrued and unpaid dividends. Effective April 18, 1996, all outstanding shares of preferred stock were converted, together with all accrued and unpaid dividends thereon, into 337,708 shares of newly issued common stock.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


7.   PREFERRED STOCK, CONTINUED:

     As of June 18, 1996, the Company issued 1,500,000 shares of Preferred Stock, Series A, $.01 par value per share, for the purchase price of $1.50 per share or an aggregate gross amount of $2,250,000. A total of 1,000,000 shares of the Series A Preferred Stock was purchased by an unaffiliated entity pursuant to a Preferred Stock Purchase Agreement, dated May 3, 1996, as amended.

     The Series A Preferred Stock has a cumulative annual preferred dividend of $.18 per share, payable quarterly before any distribution to holders of Common Stock, with mandatory payment of dividends required for the first year after issue, and shares of Series A Preferred Stock are convertible at any time into Common Stock at a conversion rate, subject to certain adjustments, of one(1) share of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable at par plus accrued, unpaid dividends, at the option of the Company, at any time after one(1) year from the date of issuance, and holders of a majority of the outstanding shares of Series A Preferred Stock may require redemption at any time after three(3) years at par plus any accrued, unpaid dividends. Each share of Series A Preferred Stock is entitled to one(1) vote with respect to all matters submitted to a vote of the Stockholders of the Company, and holders of Series A Preferred Stock are entitled to vote as a class as provided by law in connection with any amendment to the Articles of Incorporation or Bylaws of the Company, or any other corporate action that would adversely affect the holders of Series A Preferred Stock.
     Shares of Series A Preferred Stock are entitled to a liquidation preference of $1.50 per share, plus any accrued, unpaid dividends, before any distribution to holders of Common Stock upon dissolution of the Company.

     Holders of all shares of Series A Preferred Stock purchased in the Series A Preferred Stock Placement were granted conjunctive or "piggyback" registration rights covering the shares of Common Stock into which the Series A Preferred Stock is convertible after nine(9) months from the date of issuance of the Series A Preferred Stock which rights terminate after three(3) years from the date of issuance of the Series A Preferred Stock. No fees, commissions or other special compensation was paid for placement of the shares in connection with the Series A Preferred Stock Placement.

     A total of 166,667 shares of the Series A Preferred Stock was issued in payment and discharge of an aggregate $250,000 principal amount of loans payable to certain common stockholders of the Company.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


8.   INCOME TAXES

     The Company and Home have consolidated net operating loss carryforwards of approximately $55,000 at June 30, 1996. Such carryforwards are available to reduce future taxable income, and expire in the year 2010. The use of the loss carryforwards to reduce future income tax obligations will be limited in any given year due to restrictions defined in the Internal Revenue Code related to change in ownership control.

     For the nine months ended June 30, 1996, net operating loss carryforwards were recognized as a benefit against the provision for income taxes. The provision for income taxes was estimated using an annual effective tax rate of approximately 29%.

9.   COMMITMENTS AND CONTINGENCIES

     The Company leases its office space at its corporate headquarters and seven(7) branch offices. The Company also leases office equipment under various capital leases. The economic substance of the equipment leases is that the Company is financing the acquisition of the equipment through the leases. Required minimum rental payments for the remaining terms of all leases are as follows:

                                   Capital            Operating
         Years Ending              Leases              Leases
         ------------         ---------------     ----------------

             1997               $   13,395          $    127,357
             1998                    6,081                 9,020
             1999                    1,380                 1,892
                                ----------          ------------
                                    20,856


 Amount representing interest        3,131
                                ----------          ------------

                                $   17,725          $    138,269
                               ===========          ============


     Loans sold by Home are sold with limited recourse. Upon sale of Title I loans, the loan purchaser assumes the obligation for loan losses other than first payment defaults and fraud on the part of Home in originating the loan. In the event that the borrower defaults on the first payment, Home is committed to repurchase the loan. In most instances, Home has a correspondent contract under which the dealer or correspondent who originated the loan to Home is obligated to repurchase the loan from Home. In the event the dealer or correspondent is unwilling or unable to repurchase the loan,

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.   COMMITMENTS AND CONTINGENCIES, CONTINUED:

     Home submits a claim for 90% of the principal amount of the loan to HUD under the Title I insured loan program for such repurchased loans after exhausting collection efforts as required under the program. The remaining 10% of the loan is, therefore, unsecured. Home accrues a reserve for estimated loan losses, if any, from such repurchases, which amounted to $100,000 at June 30, 1996, based on management estimates based on historical experience with first payment Title I loan defaults. Home is required to maintain adjusted net worth, as defined by HUD, amounting to a minimum of $250,000.

10.  STOCK WARRANTS

     At June 30, 1996 the Company had 59,708,658 Series A Warrants and 2,668 Series B Warrants outstanding. Holders of Series A Warrants are entitled to purchase one share of the Company common stock at $4 per share for each 100 warrants. In addition, upon exercise of Series A Warrants, the holder is issued one Series B Warrant for each Series A Warrant exercised. Holders of Series B Warrants are entitled to purchase one(1) share of the Company common stock at $75 per share for each 100 Warrants. Both the Series A and B Warrants expire December 31, 1996.

     In addition, 456,170 warrants issued by Home prior to the Home Transaction are outstanding as of June 30, 1996. Each of these warrants entitles the holder to purchase one(1) share of the Company common stock for $.20 per share and expire January 19, 1999.

11.  STOCK OPTIONS

     In June 1993, Home issued options to purchase 555 shares of its common stock at $120 per share to one(1) of its employees. As a result of the Home Transaction, these options were converted into options to purchase 409,668 shares of the Company common stock at $.16 per share of which 100% are exercisable as of June 30, 1996. These options expire in the year 2001. No options have been exercised.

     Effective March 21, 1996, the Board of Directors of the Company adopted the HomeCapital Investment Corporation 1996 Stock Option Plan and directed that it be submitted for approval by the stockholders of the Company in connection with the next proceedings of stockholders of the Company. The Stock Option Plan provides that up to 500,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions. At June 30, 1996, options to purchase an aggregate of 200,000 shares of Common Stock had been granted

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


11.  STOCK OPTIONS, CONTINUED:

     under the Stock Option Plan with an exercise price of $3.50 per share.

12.  SERVICING PORTFOLIO

     The total servicing portfolio of loans was approximately $65,000,000 at June 30, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

As a result of the Home Transaction consummated in August, 1994, the Company became a holding company with Home as its sole operating subsidiary. As of the acquisition date, the Company was a public company with no business operations and net liabilities of $7,500. The Home Transaction has been treated as a reverse acquisition, with the former stockholders of Home acquiring approximately 83% of the outstanding common stock of the Company, and has been accounted for as a recapitalization with carryover basis of the assets and liabilities of Home. Except for debt service on a bank loan and nominal overhead expenses, the Company has no independent operations or activities. Accordingly, the following discussion regarding the consolidated financial statements of the Company primarily reflects the financial condition and results of operations of Home.

Home is a consumer finance company engaged in the business of originating, purchasing, selling and servicing residential remodeling and other second mortgage loans. Home commenced loan production in March 1993 and, as a result, has limited operating history upon which stockholders may base their evaluation of the Company's performance. The Company has experienced significant growth in revenues and expenses in fiscal 1994 and 1995 and the first nine months of fiscal 1996. As a result of the Company's limited operating history and revenue growth, period-to-period comparisons of operating results may not be meaningful and results of operations may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1996 ("1996 PERIOD"), COMPARED TO NINE MONTHS ENDED JUNE 30, 1995 ("1995 PERIOD"):

     The substantial increase in Company revenues for the nine months ended June 30, 1996, and corresponding increase in expenses, over the nine months ended June 30, 1995, primarily reflects increased loan production resulting from market expansion and enhanced funding during the 1996 period. The Company's total loan production increased from $44,813,948 in the 1995 period to $68,106,217 for the 1996 period, an increase of 52%. Title I loan production increased from $43,435,435 in the 1995 period to $65,837,447 in the 1996 period, an increase of 52%, while conventional loan production increased from $1,378,513 in the 1995 period to $2,268,770 in the 1996 period, an increase of 65%. Moreover, the Company was able to generate net income of $812,418 ($.103 per common share) in the 1996 period as compared to net income of $22,094 ($.004 per share) for the 1995 period largely because of (i) increased loan volume, (ii) increased interest rate margins and fees realized on loan sale transactions in the 1996 period (iii) gain from sale of loans, and (iv) revenue generated from loan servicing initiated by Home in the 1996 period. Gain from sale of loans, including fees and other charges, increased from $2,812,427 for the 1995 period to $5,741,591 for the 1996 period, an increase 104%. The increase in the gain from sale of loans reflects the overall increase in loan production in the 1996 period as compared to the 1995 period. During the 1995 period total loan sales aggregated $43,962,506 as compared to total loan sales in the 1996 period of $63,664,761, an increase of 45%.

     Home has experienced a significant increase in the average cash premium received on loans sold. Since inception Home has sold its loans to third parties as whole loans, where Home receives a one time premium on sale and has no further economic interest in the loans after sale. As overall interest rates have declined from period to period, the premium that purchasers have been willing to pay for Home's loans has increased. From the 1995 period to the 1996 period the average premium increased by 50%.

     Home has also experienced a significant increase in competition for Title I loan purchases in both its dealer and correspondent lending divisions. For dealer loan production, the result of increased competition was a reduction in origination fees Home was able to collect from the dealers and a reduction in the market level of interest rates that Home could charge on its loans. From the 1995 period to the 1996 period the average origination fee on dealer loans declined from 4.1% to 2.8%, a decrease of 31%, while the weighted average interest rate on dealer loan originations declined from 14.19% to 13.96%. Correspondent loans are purchased from other mortgage companies which originate Title I loans, keep the origination fees and resell the loans at a premium to par (face amount) to purchasers such as Home. During the 1996 period, Home's competitors continued to significantly increase the premiums offered for loan purchases (varying with the coupon rate on the loans). While the weighted average interest rate on correspondent loans purchased has remained relatively constant, increased competition has resulted in an increase in the average premium paid by Home. The average premium paid by Home on correspondent loans for the 1996 period was 3.07% and 1.81% for the 1995 period, an increase of 70%. Home has not significantly increased its standard premium offered for correspondent purchases. Principally, the increase in average premium has resulted from volume bonus premiums paid by Home to its high volume correspondents. Although Home's volume bonus premium strategy has, to date, proven of significant benefit in retaining existing and attracting prospective correspondents, it is anticipated that the market for correspondent Title I loans will remain extremely competitive, and Home anticipates that for the remainder of fiscal 1996 and beyond its premium cost will substantially exceed premiums paid in prior periods.

     The Company also initiated Title I loan servicing in October, 1995.
Prior to that time the Company had sold its Title I loans on a servicing-released basis, where the loan servicing was transferred to the loan purchaser. By retaining servicing the Company has the obligation to perform all loan servicing activities and is paid an annual stated servicing fee. This servicing fee consists of (i) a normal servicing fee (as currently standard in the industry) and (ii) an excess servicing fee representing the difference between the stated servicing fee and the normal servicing fee. On all loans serviced, the Company presently collects a fee, calculated on the outstanding principal balance of loans serviced, of 1% per annum, paid monthly. The

Company has contracted with a third-party to perform the servicing activity at a fee of 0.75% per annum (the normal servicing fee). At the time of loan origination the Company allocates, based on fair market value, the total direct cost of originating a loan between (i) the loan (assuming a normal servicing fee) and (ii) the excess servicing fee to be received over the life of the loan. The cost allocation has the effect of reducing the cost in the loan with normal servicing and, upon sale of the loan, increasing the gain on sale of the loan. In March 1996, Home was approved to sell loans to the Federal National Mortgage Association ("FNMA") and to service those loans under a Mortgage Selling and Servicing Contract. Home began selling loans to and servicing loans for FNMA in June, 1996. The effect of this arrangement provides for a stated annual servicing fee in excess of 1%. Total loans sold to FNMA in the 1996 period totaled approximately $3.6 million.

     For the nine months ended June 30, 1996, the gain on sale of loans from the excess servicing fees was $1,132,852, which is included in Gain on Sale of Loans in the Consolidated Statement of Operations.

     REVENUES. The Company's total revenues increased from approximately $3,079,600 for the 1995 period to approximately $6,082,000 for the 1996 period, an increase of 97%, primarily due to increased profit margins and fees realized on increased loan originations and sales during the 1996 period. Meanwhile, total expenses increased $1,882,300 or 62% from approximately $3,057,500 in the 1995 period to approximately $4,939,800 in the 1996 period. As a percentage of total revenues, total expenses decreased from 99% in the 1995 period to 81% in the 1996 period.

     As a result of the improved revenues, the Company's net operating results improved from a net income of $22,094 for the 1995 period to $812,418 for the 1996 period. The Company's gain on the sale of loans increased from approximately $2,812,400 during the 1995 period, to approximately $5,741,600 for the 1996 period, an increase of 104%. The gain on sale of loans for each period approximates the difference between the proceeds from sale of loans less the cost of purchase and origination of loans. Gain on the sale of loans includes both (i) loan fees and charges, (ii) the cash gain on sale of loans purchased and originated, and (iii) the capitalized excess servicing receivable realized upon the sale of loans. Gain on sale of loans increased from $1,939,900 to $5,206,800, during the 1996 period over the 1995 period, an increase of 168%. Loan fees and charges decreased from $871,700 to $534,700, during the 1996 period over the 1995 period, a decrease of 39%, due to the decrease in volume of dealer and direct Title I loans and the decrease in the level of average fees collected on dealer loans.

     Interest income from loans increased from $239,400 during the 1995 period, to $322,400 during the 1996 period, an increase of 35%. This increase principally related to increased average balances of loans held prior to resale using Home's warehouse lending facilities. Home did not experience significant variation in the average loan coupon rate on loans produced in the 1996 period compared to the 1995 period.

     The increase in servicing fee income from zero in the 1995 period to $12,713 in the 1996 period is due to the fact that Home initiated loan servicing operations during the 1996 period. At June 30, 1996, the Company's loan servicing portfolio was approximately $65,000,000. It is anticipated that as the loan servicing portfolio grows over time, servicing fee income will be an increasingly important element of the Company's earnings and cash flow.

     EXPENSES. Increases in Company expenses for the 1996 period, compared with the 1995 period, generally corresponded to increased loan production and loan market expansion.

     Personnel costs increased from $1,214,400 in the 1995 period to $1,552,800 during the 1996 period, an increase of 28%. This increase resulted from the hiring of additional personnel for the home office and the opening of five (5) new offices for dealer loan production, including six (6) additional offices in Texas and new offices in Phoenix, Arizona and Miami Lakes, Florida subsequent to the end of the 1995 period.

     Loan related expenses increased from $688,800 to $1,743,000 during the 1996 period, an increase of 151%. This increase principally resulted from increased loan volume and increased premium paid to correspondents for Title I loans purchased.

     General and administrative expenses increased from $793,800 in the 1995 period to $1,137,000 during the 1996 period, an increase of 43%, principally due to increased loan volume requiring additional back office personnel, the costs of the additional offices opened in 1996 and costs associated with improvements to Home's computer systems. Occupancy costs also increased from $133,800 to $226,400 from period to period, an increase of 69%, due to expansion of Home's executive office facility and the opening of five (5) new loan production offices.

     Interest expense increased from $226,700 in the 1995 period to $280,500 during the 1996 period, an increase of 24%. This increase related to (i) increased amounts of loans held in Home's warehouse lending facilities and (ii) the interest on loans from Company stockholders which was outstanding during the 1996 period.

     At September 30, 1995, the Company and Home had combined tax loss carryforwards of approximately $1,002,000. During the 1996 period, substantially all of the carryforwards will be utilized and it is estimated that the Company and Home will have consolidated taxable income for the year ending September 30, 1996. In that regard, it is estimated that the applicable effective income rate for 1996 will be approximately 29%. Income tax expense of $330,000 was provided for the three month period ended June 30, 1996.

     The Company's net income for the period ended June 30, 1996, was $812,418 compared to net income of $22,094 for the period ended June 30, 1995. The increase in net income was principally related to (i) economies of scale achieved as loan production increased, (ii) the increased profitability of loan production and sales as the average premium on loan sales was significantly increased in the 1996 period compared to the 1995 period, and (iii) the additional gain on sale of loans generated from excess servicing revenues due to initiation of loan servicing and loan sales to FNMA.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996 the Company had working capital of $1,261,526 as compared to a working capital deficit of $605,422 at June 30, 1995. The Company eliminated the cash deficiency represented by a bank overdraft of $95,229 at June 30, 1995. At June 30, 1996, the Company had a cash balance of $1,106,372. The improvements in liquidity and working capital were primarily attributable to financing activities: (i) increase in revolving line of credit, and (ii) proceeds from the sale for cash of $2,000,000 of convertible preferred stock in June, 1996.

     Since June 30, 1995, in addition to the liquidity demands from ongoing operations, the Company incurred significant liquidity demands from nonrecurring payments related to the development of the Company's proprietary LOT$PRO automated loan origination and tracking system. During this period the Company paid approximately $225,000 toward the cost of development of the LOT$PRO system. The Company anticipates final completion of the design and implementation of the LOT$PRO system in October, 1996.

     For the nine months ended June 30, 1996, the Company funded an additional $275,239 in furniture, fixtures and equipment purchases. This increase was due to (i) the expansion of the home office, additional offices in Texas, Arizona and Florida, and (ii) additional investment in hardware and software to expand Home's computer capabilities. The expanded computer capabilities include the LOT$PRO system which Home commenced implementation in March 1996. It is anticipated that this system will significantly reduce future personnel costs related to loan underwriting, document processing and loan tracking, and will give Home a significant competitive advantage by allowing Home to provide to its dealers and correspondents automated document preparation and processing at minimal cost, thereby allowing the dealers and correspondents to eliminate or avoid the expenditure for back office processing of loans.

     The Company's operations require continued access to financing. The Company's primary operating cash requirement include the funding of loan originations and purchases and ongoing administrative and other operating expenses. Adequate credit facilities and other sources of funding, which permit the Company to sell loans in the secondary market, are essential to the continuation of the Company's ability to originate and purchase loans. After utilizing the available working capital, the Company borrows money to fund its loan originations and purchases, and repays these borrowings as loans are sold. Upon sale of loans and subsequent repayment of the borrowings, the Company's working capital and warehouse line of credit then become available to fund additional loan originations and purchases.

     Historically, because of the Company's lack of capital and liquidity, and in a continual effort to generate cash for operations and loan production, the Company disposed of its loans through the sale of whole loans. Whole loan sales have, heretofore, yielded the greatest liquidity to the Company at the expense of generating less ultimate profit than the Company would realize under a loan disposition strategy, where the Company could retain a portion of the ongoing residual value of the loans it sells and loan fees for servicing the loans, such as a securitization of loans or a sale to FNMA under its seller/servicer loan purchase program. Under a securitization program or Fannie Mae loan sale strategy, the Company would be able to retain an excess servicing fee, or interest rate spread, for the life of a pool of loans, instead of the one-time premium or fee received from whole loan sales. From inception through September 30, 1995, substantially all the Title I loans sold by the Company have been securitized by the third-party purchasers of the Company loans. Commencing in October 1995, Home began selling loans with servicing retained to an investor and in June 1996, the Company began selling loans to FNMA under the seller/servicer loan program.

     In order to provide for additional capital investment in the Company, the Board of Directors of the Company authorized and designated a new class of its $.01 par value preferred stock in accordance with the Articles of Incorporation of the Company consisting of an aggregate of 1,500,000 shares of preferred stock to be known as Preferred Stock, Series A, of the Company ("Preferred Stock"). The Preferred Stock bears the following terms: (i) cumulative annual preferred dividend of $.18 per share, payable quarterly before any distribution to holders of Common Stock, with mandatory payment of dividends required for the first year after issue; (ii) convertible at any time into Common Stock at a conversion rate, subject to certain adjustments, of one (1) share of Common Stock for each share of Preferred Stock; (iii) the Preferred Stock is redeemable, at the option of the Company, at anytime after one (1) year from the date of issuance, and holders of a majority of the shares of Preferred Stock may require redemption at any time after three (3) years at a redemption price, in each case, of $1.50 per share plus any accrued, unpaid dividends before any distribution to holders of Common Stock; and (iv) each share of Preferred Stock is entitled to one (1) vote with respect to all matters submitted to a vote of the stockholders of the Company, and holders of Preferred Stock are entitled to vote as a class as provided by law and in connection with any amendment to the Articles of Incorporation or Bylaws of the Company, or any other corporate action that would adversely affect the holders of Preferred Stock. Payments of dividends or upon redemption are subject to the legal availability of funds.

     The private placement of 1,500,000 shares of Preferred Stock, Series A was completed in June, 1996. The proceeds of sale of the stock were approximately $2,111,000, net of issuance expenses, and included the conversion of $250,000 principal amount of outstanding stockholder loans into an aggregate of 166,667 shares of Preferred Stock.

     In addition to new capital, the transition to a FNMA loan sale strategy required approval as a seller/servicer. Home obtained approval as a seller/servicer and entered into a seller/servicer agreement with FNMA dated March 1, 1996. Upon initiation of loan servicing, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 122 "Accounting for Mortgage Servicing Rights." This statement requires the capitalization of servicing related costs associated with mortgage loans that are originated for sale, and to create servicing assets for such loans. Upon initiation of FNMA sales, the retention of a significantly larger excess servicing receivable than has been achieved in the past, accounted for under FASB No. 122, resulted in a material increase in the profitability and results of operations of the Company.

     Home's current warehouse line of credit facility with First National Bank of Keystone, N.A. ("Keystone Bank") in the amount of up to $5,000,000, which is secured by Title I loans originated or purchased by Home, expires on July 29, 1996. Interest is payable monthly and accrues at two percent (2%) per annum over the lender's prime rate. Borrowings on each advance are limited to 100% of the face amount of each loan securing the credit. At June 30, 1996, approximately $2,743,854 was outstanding under this line of credit.

     In July 1996, Home entered into a $10,000,000 revolving line of credit agreement with another financial institution which matures January 31, 1997. Home receives funding for approximately 98% of the principal on each loan it originates or purchases through this warehouse line of credit. Borrowing against the line of credit will be secured by mortgages and will bear interest at the lower of 350 basis points over the Federal Funds rate or 150 basis points over the Prime interest rate (8.25% at June 30, 1996.)

     On September 28, 1995, certain stockholders of the Company purchased
2,000 shares of $.01 par value preferred stock of the Company for $200,000. The preferred stock bore a dividend rate of 10% per annum and, after January 16, 1996, was convertible, at the option of the holder, into Common Stock of the Company at a conversion price of $.625 per share of Common Stock. The Company declined to exercise its right, exercisable prior to January 16, 1996, to redeem the preferred stock at $100 per share plus accrued dividends. Effective April 19, 1996, the holders of all 2,000 outstanding shares of preferred stock converted the preferred stock and accrued and unpaid dividends thereon into 337,708 newly issued shares of the Company's Common Stock. On January 29, 1996, certain stockholders of the Company made unsecured advances to the Company in the principal amount of $200,000 ("stockholder loans"). These advances were non-interest bearing and were utilized by the Company to increase the equity capitalization of its wholly owned subsidiary, Home, so that Home could achieve the level of capitalization required by FHA to allow Home to approve, without submission to FHA, new correspondents and dealers. The Company discharged $125,000 principal amount of the stockholder loans in exchange for shares of Preferred Stock in connection with the

Preferred Stock placement and $75,000 principal amount of the stockholder loans was repaid out of the proceeds from the sale of shares of Preferred Stock in connection with the Preferred Stock placement.

                                    PART II


                               OTHER INFORMATION


ITEM 2. CHANGES IN SECURITIES.

PREFERRED STOCK, SERIES A

     In order to provide for additional capital investment in the Company, the Board of Directors of the Company has authorized and designated a new class of its $.01 par value preferred stock in accordance with the Articles of Incorporation of the Company consisting of an aggregate of 1,500,000 shares of preferred stock to be known as Preferred Stock, Series A, of the Company ("Preferred Stock"). A Certificate of Designation of Preferred Stock, Series A, dated May 3, 1996, has been filed with the Secretary of State of Nevada and became effective June 14, 1996.

     The Preferred Stock has a cumulative annual preferred dividend of $.18 per share, payable quarterly before any distribution to holders of Common Stock, with mandatory payment of dividends required for the first year after issue. Shares of Preferred Stock are convertible at any time into Common Stock at a conversion rate, subject to certain adjustments, of one (1) share of Common Stock for each share of Preferred Stock. The Preferred Stock is redeemable at $1.50 per share, plus accrued, unpaid dividends, at the option of the Company, at any time after one (1) year from the date of issuance, and holders of a majority of the outstanding shares of Preferred Stock may require redemption at any time after three (3) years at $1.50 per share, plus any accrued, unpaid dividends. Each share of Preferred Stock is entitled to one (1) vote with respect to all matters submitted to a vote of the stockholders of the Company, and holders of Preferred Stock are entitled to vote as a class as provided by law in connection with any amendment to the Articles of Incorporation or Bylaws of the Company, or any other corporate action that would adversely affect the holders of Preferred Stock. Shares of Preferred Stock are entitled to a liquidation preference of $1.50 per share, plus any accrued, unpaid dividends, before any distribution to holders of Common Stock upon dissolution of the Company.

     Effective June 18, 1996, all 1,500,000 shares of Preferred Stock have been sold in a private placement (the "Preferred Stock Placement"), more particularly described under the caption "Preferred Stock Placement" in Item 5 hereof, to which reference is hereby made for a description of certain other voting rights and covenants in favor of holders of Preferred Stock that may be considered to affect the rights of holders of Common Stock.

ITEM 5. OTHER INFORMATION.

PREFERRED STOCK PLACEMENT

     As of June 18, 1996, the Company sold and issued an aggregate of 1,500,000 shares of its Preferred Stock, Series A, $.01 par value per share, for the purchase price of $1.50 per share or an aggregate gross consideration of $2,250,000, most of which was purchased by certain directors and officers of the Company and Home, and affiliates of such persons (the "Preferred Stock Placement"). An aggregate of 1,000,000 shares of the Preferred Stock was purchased by HCI Equity Partners, L.P., a Texas limited partnership ("HCI"), pursuant to the Preferred Stock Purchase Agreement, dated May 3, 1996, as amended, between the Company and HCI ("HCI Agreement"). The HCI Agreement provides, among other things, that the Board of Directors of the Company will not exceed nine (9) members and that holders of the majority of the shares of Preferred Stock purchased by HCI shall be entitled to designate two (2) nominees to the Company's Board of Directors, as a separate class, as long as at least fifty percent (50%) of the shares of Preferred Stock purchased by HCI remain outstanding. Messrs. Charles R. Leone, III and Robert R. Neyland, who are affiliates of the general partners of HCI, have been elected to the Board of Directors of the Company pursuant to director-election provisions of the HCI Agreement. In addition, the HCI Agreement imposes certain covenants upon the Company and Home, including maintenance of the eligibility of Home under the Fannie Mae seller/servicer loan purchase program, maintenance of the FHA insurance of Home for Title I loans (with certain exceptions), compliance by the Company and Home with other material contracts and loans, and delivery of annual and periodic reports by the Company to holders of the shares of Preferred Stock purchased by HCI, among other things.

     A total of 150,000 shares of the Preferred Stock was issued in the Preferred Stock Placement to Peter A. Pyhrr in payment and discharge of an aggregate of $225,000 principal amount of loans by Mr. Pyhrr to the Company and an additional 36,495 shares of the Preferred Stock were purchased by or for the benefit of members of Mr. Pyhrr's family. An aggregate of 16,667 shares of Preferred Stock was issued to SDP Investments, Ltd., an affiliate of Stephen D. Pyhrr, in payment and discharge of $25,000 principal amount of a loan by SDP Investments, Ltd. to the Company, and an additional 24,833 shares of the Preferred Stock were purchased by members of Mr. Stephen Pyhrr's family. Messrs. Peter Pyhrr and Stephen Pyhrr are Directors of the Company and Home. An aggregate of 90,333 shares of the Preferred Stock was purchased by or in behalf of officers and employees of the Company and Home and members of their families.

     Holders of all shares of Preferred Stock purchased in the Preferred Stock Placement were granted conjunctive or "piggyback" registration rights covering the shares of Common Stock into which the Preferred Stock is convertible in connection with any registered public offering of Common Stock by the Company after nine (9) months from the date of issuance of the Preferred Stock which rights terminate after three (3) years from the date of issuance of the Preferred Stock.

     No fees, commissions or other special compensation was paid for placement of the shares in connection with the Preferred Stock Placement. The Company has entered into a consulting agreement with representatives of HCI providing for fees aggregating $60,000 over a one (1)-year period, including $20,000 to each of Messrs. Leone and Neyland, Directors of the Company.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        (a)   Exhibits:

              Exhibit 4 Certificate of Designation of Preferred Stock, Series A, Dated May 3, 1996

              Exhibit 10 Preferred Stock Purchase Agreement, dated May 3, 1996, between the Company of HCI Equity Partners, L.P.

              Exhibit 27              Financial Data Schedule

        (b)   Reports on Form 8-K:    None

                                   SIGNATURES



     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    HOMECAPITAL INVESTMENT CORPORATION
                                    (Registrant)



Date:  August 9, 1996               By:      /s/ John W. Ballard
                                             -----------------------------
                                             JOHN W. BALLARD, President,
                                             Chairman of the Board of
                                             Directors, Chief Executive
                                             Officer



Date:  August 9, 1996               By:      /s/ Tommy M. Parker
                                             -----------------------------
                                             TOMMY M. PARKER, Executive
                                             Vice President and Chief
                                             Financial Officer