Form 10KSB
period 1996-09-30
HOMECAPITAL INVESTMENT CORP
filed 1996-12-30
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

          For the fiscal year ended September 30, 1996.

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)

          For the transition period from      to     .

                        Commission File Number: 0-9774

                      HOMECAPITAL INVESTMENT CORPORATION
                (Name of Small Business Issuer in its charter)

                NEVADA                                          95-3614463
     (State or Other Jurisdiction of                         (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

        6836 AUSTIN CENTER BLVD.
              SUITE 280
             AUSTIN, TEXAS                                            78731
  (Address of Principal Executive Offices)                         (Zip Code)

        Issuer's telephone number, including area code: (512) 343-8911


             SECURITIES REGISTERED UNDER SECTION 12(b) OF THE ACT:
                                     None

             SECURITIES REGISTERED UNDER SECTION 12(g) OF THE ACT:
                         Common Stock ($.01 par value)
                               (Title of Class)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The issuer's revenues for the fiscal year ended September 30, 1996 were $8,913,603.

     As of December 16, 1996, there were 7,921,858 shares of Common Stock of the Registrant outstanding. The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates on December 16, 1996, was $7,664,363 based upon the average bid and asked price of $7.00 per share on the OTC Bulletin Board of the National Association of Dealers, Inc. on December 16, 1996.

     Transitional Small Business Disclosure Format (check one):  Yes____  No X
                                                                            ---

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

          HomeCapital Investment Corporation, a Nevada corporation (the "Company" or "Registrant"), is a holding company, which conducts its business entirely through a wholly-owned subsidiary, HomeOwners Mortgage & Equity, Inc., a Delaware corporation ("Home"). All references herein to the Company include Home, unless the context otherwise requires.

          Home is a specialized consumer finance company organized in 1993 to originate, purchase, sell and service home improvement and other second mortgage loans secured by residential property. Home primarily finances Title I home improvement loans ("Title I Loans") and conventional consumer and home equity loans that may fund a variety of borrower needs ("Conventional Loans"). Loans generated or purchased by Home are financed through bank warehouse credit lines and then sold to the Federal National Mortgage Association ("Fannie Mae"), secondary mortgage market investors and other financial institutions.
Home originates its loans primarily through pre-qualified home improvement contractors ("Dealers") principally in the Southwestern and Western regions of the United States, and through a national network of mortgage company loan correspondents ("Correspondents"). The Company has recently initiated special arrangements for loans to customers of home improvement supply and installation firms ("Corporate Alliances").

          Business Strategy. The Company seeks to become a leading consumer finance company with particular emphasis on the home remodeling and home equity financing markets. The Company's primary strategy is to increase loan volume while maintaining its credit quality. The Company's strategies include: (i) offering new loan products; (ii) expanding its existing network of Correspondents, Corporate Alliances and Dealers; (iii) entering new geographic markets; (iv) realizing operational efficiencies through economies of scale, and
(v) using sales to Fannie Mae and possible securitizations to sell higher volumes of loans on more favorable terms. During the last quarter of fiscal 1996, the Company initiated the sale of a significant volume of its Title I Loans to Fannie Mae. Subject to the availability of additional capital resources, the Company may begin selling Title I Loans through securitization by means of a Company sponsored Real Estate Mortgage Investment Conduit ("REMIC"). There is no assurance that these objectives will be achieved.

          Loan Products. Home originates and purchases Title I and Conventional Loans which are typically secured by a second mortgage lien on a one-to-four-family residence. Home occasionally originates and purchases unsecured Title I Loans for its most creditworthy customers. Loans under Title I of the National Housing Act of 1934, administered by the U.S. Department of Housing and Urban Development ("HUD") are eligible to be insured by the Federal Housing Administration ("FHA") for 90% of the loan principal and certain other costs. Among other things, Title I provides a credit insurance program enabling homeowners to borrow 100% of home improvement costs up to $25,000 with a maximum term of 20 years on a single family unit. The holder of a Title I Loan has the risk of a potential loss of up to ten percent of the principal balance plus certain expenses and a portion of the interest on the loan. However, the FHA insures the remaining 90% of the principal balance of each Title I Loan and certain other costs, provided that the loan was originated within HUD guidelines and the holder of the loan has maintained a loss reserve account required to be established with HUD. The borrowers of Title I Loans are typically classified as "A" through "D" credits, many of which typically have less access to alternative forms of consumer financing due to unfavorable credit experience, insufficient home equity, limited credit history or high levels of debt service. Because of the additional credit risk, Title I Loans originated or purchased by Home bear a higher interest rate than rates charged by financial institutions to consumers with better credit ratings, but may have lower monthly payments due to the longer term.

          In addition to Title I Loans, Home originates or purchases a variety of Conventional Loans for home improvement, residential purchase money, equity recovery and tax lien refinancing. Conventional Loans are non-insured consumer loans and therefore generally require borrower equity. The borrower credit characteristics of Conventional Loans are similar to that of Title I Loans; however, Conventional Loans may be larger with shorter financing terms and slightly lower rates than Title I Loans. Generally, Home originates these loans under a pre-approval agreement and purchase commitment from an investor.

          Loan Production. Home originates loans principally through (i) a network of independent home improvement contractors, (ii) wholesale purchase transactions with regional correspondent lenders, (iii) direct mail solicitiation of individual homeowners ("Direct Loans") and (iv) national home improvement supply and installation companies. Although the Dealer facilitates the loan by taking the customer application, Home's underwriting department evaluates and prices the loan and either Home or the Dealer prepares the loan documentation ("Dealer Loans"). If a Dealer processes the loan, prepares the documentation and closes the loan, the loan is made directly by the Dealer to the customer and indirectly by Home ("Indirect Loans"). When Home has verified that the remodeling project has been completed to the satisfaction of the borrower, then Home purchases the pre-approved loan from the Dealer at its face or par value.

          During fiscal 1995, Home instituted its "MoneyLink" marketing plan to solicit Dealers who did not offer financing as a part of their business. Under the MoneyLink program applications are solicited by the Dealers from their customers, but the lending relationship is direct from Home to the customer ("Direct Loan"). The Dealer only furnishes the customer an application and forwards it to Home for processing, thereby acting only as a facilitator and not processing the loan in the Dealer's name. Home will then underwrite, process, communicate and close the loan directly with the customer.

          Upon closing a Dealer Loan, Home funds the loan proceeds, either payable directly to the customer or jointly to the customer and the contractor prior to the initiation of home improvement work. Home receives any negotiated origination fees and originates the loan at par value.

          As of December 16, 1996, Home has established a network of 272 Dealers in nine (9) states originating Indirect Loans and over 357 approved independent contractors in approximately 30 states under its MoneyLink program, through which it originates a significant portion of its Conventional and Title I Loans. No Dealer accounted for more than five percent of Home's loan production in fiscal 1996. Home is not required to establish offices and obtain territorial operating approval from HUD to originate Correspondent Loans, but can originate all such loans from its executive office. In order to originate loans eligible for Title I insurance, Home is required to establish offices and obtain territorial operating approval from HUD prior to purchase of Dealer Loans. As of December 16, 1996, Home was approved by HUD to purchase Dealer Loans in nine states.
Home anticipates opening six additional offices and obtaining HUD approval in approximately 22 states during fiscal 1997. In addition to HUD approval, the origination or purchase of Dealer Loans and all Direct Loans requires Home to be approved or exempt from approval by state lending authorities for loan originations in the respective states. As of December 16, 1996, Home was approved or exempt in 25 states, had submitted applications for lending authority in ten states and anticipates applying in fiscal 1997 in an additional 13 states, six of which require the establishment of an office in that state prior to application.

          The Company currently maintains a correspondent relationship with 131 Correspondents operating in 18 states. Loans generated by Correspondents ("Correspondent Loans") are originated, documented and closed by the Correspondent lenders, usually small mortgage companies, commercial banks or finance companies, but pre-approved and priced by Home's underwriting staff and subsequently purchased by Home at a premium ranging from one percent to four and one-half percent depending on the coupon rate and maturity of the loan.
The Company is seeking to expand and geographically diversify its Correspondent Loans by development of new Correspondent lender relationships through an on-going marketing campaign and through the addition of regional marketing managers in its existing offices and in the new offices proposed for fiscal 1997.

          During fiscal 1996, the Company purchased loans from 78 Correspondents. As a percentage of total 1996 Title I Loan production, 32 Correspondents accounted for 73% of the Company's loans. No Correspondent accounted for more than 10% of production, five Correspondents each accounted for 5% to 10% and an additional five Correspondents each accounted for 2% to 5% of Title I Loans.

          Home also makes Direct Loans that have, in the past, been typically originated through direct mail solicitation. Home has originated three initial "Corporate Alliance" relationships with home improvement supply and installation companies. Under these relationships the various home improvement stores and installation franchisees facilitate loan originations by offering home improvement financing, through MoneyLink, at point-of-sale to their home improvement customers. Store personnel trained by the Company obtain loan applications that are processed by Home for Direct Loans to the customers. This method of origination has particular benefit for "installed sales" by which a customer makes an overall choice for a particular home improvement (such as a new kitchen, bathroom, windows or other improvement), and the entire project, including labor and materials, is installed on a turn-key basis by the Corporate Alliance company. The Corporate Alliance company may benefit from increased sales by accessing MoneyLink financing, through Home, for its customers. The loan applications are underwritten, processed and closed as Direct Loans to the customers who utilize the loan proceeds in payment of the materials and services provided by the Corporate Alliance company. Through the end of fiscal 1996, Home had originated Corporate Alliance relationships with one home improvement supply company with a total of 55 stores located in three states and with one home improvement service franchisor.

          In November 1996, Home concluded a marketing agreement with Builders Square, Inc., a subsidiary of Kmart Corporation, under which, on an exclusive basis, Home will market its MoneyLink loan products through the Builders Square stores. The agreement calls for an initial test period of six months, after which, if the program is successful, Home would, on a staged basis, implement the MoneyLink program to Builders Square customers in its 168 stores in the United States and Puerto Rico.

          The following table sets forth a summary of Title I Loan production for the fiscal year ended September 30, 1996:



                             TITLE I Loans Funded
                            (Dollars in thousands)

                        Correspondent      Dealer          Direct       Total         % of
State of Origination       Loans           Loans           Loans        Loans      Total Loans
----------------------  -------------   --------------  -----------  -----------  -------------
Arizona                  $        416    $               $      63    $     479               *
Arkansas                                          87             4           91               *
California                     62,162                        3,157       65,319           67.3%
Colorado                          437                                       437               *
Florida                         3,838                           77        3,915            4.0%
Georgia                            15                                        15               *
Hawaii                            351                                       351               *
Idaho                              65                                        65               *
Illinois                          192                                       192               *
Louisiana                                         92                         92               *
Minnesota                          32                                        32               *
Nevada                          4,151                                     4,151            4.3%
New Jersey                         61                                        61               *
New Mexico                        254             8            32           294               *
New York                        2,259                                     2,259            2.3%
North Carolina                    132                                       132               *
Ohio                              415                                       415               *
Oklahoma                                         215           358          573               *
Oregon                             45                                        45               *
Texas                             458         15,038         1,914       17,410           17.9%
Utah                              302                                       302               *
Washington                        436                                       436               *
                      ---------------   -------------  ------------    ---------    ------------

Total Title I Loans   $        76,021   $     15,440  $      5,605     $ 97,066         100.00%
                      ===============   =============  ============    =========    ============

__________________
*Less than one percent.

          In addition to Title I Loan production, total Conventional Loan production in fiscal 1996 of $3,105,374 was originated as follows: $2,418,631 in Texas; $575,054 in California; and $111,689 in Florida.

          Loan Funding. Home funds its origination and purchase of loans through a bank credit line, until loans in sufficient aggregate dollar amount have been accumulated for sale to Fannie Mae or to the secondary market. Presently, Home funds its borrowings under a Secured Note and Warehouse and Security Agreement with Guaranty Federal Bank, F.S.B. ("Guaranty Bank") that allows borrowings of up to a maximum of $15,000,000 secured by loans having a face amount equal to approximately 98% of the purchase price of each loan, up to 100% of the principal balance of each loan it originates. Up to $2,000,000 of the Guaranty Bank line may be used for Conventional Loans. Advances under the loan bear interest at the lesser of Guaranty Bank's prime lending rate plus one and one-half percent or Federal Funds Rate plus three and one-half percent per annum, payable monthly. This warehouse credit line expires January 31, 1997. Home expects, however, that it will be further extended upon substantially the same terms by Guaranty Bank. In the event that the credit facility is not extended, and Home is unsuccessful in obtaining a comparable warehouse facility, the ability of Home to purchase and originate loans would be significantly impaired.

          Home will continue to seek to increase its warehouse credit line or secure additional warehouse credit lines, so that it will be able to finance increased loan production. No assurance can be given that the necessary warehouse lines will be obtained.

          Loan Sales. Prior to October 1995, Home sold substantially all of the loans that it originated and purchased to institutional investors and their affiliates and other secondary mortgage market investors as whole loan sales. Most of the loans were subsequently sold into mortgage investment conduits. These loan sales by Home resulted in a substantial one-time cash premium, but did not permit the Company to participate in revenues over the life of the loans or in loan servicing. In October 1995, Home undertook loan servicing activities and, thereafter, sold its Title I Loans as whole loans with servicing retained. In June 1996, Home initiated Title I Loan sales to Fannie Mae pursuant to which Home receives a reduced cash premium at the time of sale but retains up to a five percent excess servicing spread over the life of the loans above the interest rate passed through to Fannie Mae.

          Loan Servicing. Home initiated Title I Loan servicing in October 1995. In March 1996, Home was approved as a seller/servicer by Fannie Mae and initiated Title I Loan sales in June 1996, retaining a fee or interest rate spread for servicing the loans it sells. At September 30, 1996, Home had a total loan servicing portfolio of $92,743,000 of which $29,550,000 was serviced for Fannie Mae and $63,193,000 for others. It is the Company's strategy to retain servicing rights from future loan sales which, accordingly, are expected to become an increasingly larger component of earnings.

          Markets. The principal market for Home is the large and highly fragmented home remodeling industry. According to the National Association of Home Builders, the industry is expected to grow from an estimated $121 billion in 1994 to approximately $181 billion in the year 2000. Total loans financed under Title I aggregated approximately $1.2 billion during the last HUD fiscal year and are currently increasing at a significant rate. The home improvement market is directly affected by the number of people choosing to purchase existing rather than new homes. Currently, in excess of 80% of home purchases nationally are of existing homes. This trend, together with the overall aging of the national housing stock, among other factors, has contributed to substantial growth in the home improvement lending market in recent years.

          Competition. Home competes with numerous well-known and established companies in the consumer finance market with vastly greater capital resources, more established loan production and marketing staffs and better access to capital markets. However, by focusing primarily on home improvement loans to individuals who cannot qualify for traditional financing, Home believes that it will be able to enhance its position in the market place. Competition for Correspondent Loans is primarily a function of price, available products and service. The Company believes that it will be able to expand its Correspondent Loan business by increasing the number of correspondent lenders through automated loan documentation preparation services and "on-line" access to the Company's loan approval process. The Company's proprietary automated administrative services and loan documentation system that facilitate loan applications should also assist the Company in increasing the number of independent home improvement contractors in its Dealer network, where loan production is driven primarily by service, as well as competitive bidding over interest rates. Home also believes it will be able to more effectively compete through geographical expansion of its Dealer network, thereby permitting Home to service regional and national customers throughout these areas of operation.

          Regulation. All aspects of the operations of Home are subject to government regulation, supervision and licensing, including without limitation, loan origination, credit activity, interest rates and finance charges, disclosure to customers, the terms of secured transactions and the collection and handling of defaulted loans. Home holds a contract of insurance for property improvements and manufactured home loans issued by HUD which qualifies the Company for the origination and purchase of Title I Loans. In addition, each of the Correspondents and Dealers established by Home must be sponsored by Home and approved by HUD in connection with Title I Loans. Home is required to be qualified and licensed to conduct its loan activities in each state in which those activities are conducted. Among the laws and regulations to which Home is subject are the Truth In Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, and the Federal Fair Debt Collection Act.

          All of the laws and regulations applicable to the Company are subject to frequent amendment and change. There can be no assurance that these laws, rules and regulations will not be amended or changed, or other laws, rules and regulations will not be adopted in the future in a form that could make compliance much more difficult or expensive, restrict Home's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated, brokered, purchased or sold by Home or otherwise affect the business or prospects of the Company. In particular, the ability of Home to participate in Title I Loans is dependent upon the continuation of the Title I program in substantially its present form. Should the Title I program be suspended, discontinued or substantially altered as a result of cost-cutting or other efforts by the Congress of the United States, the ability of Home to participate in Title I Loans could be substantially and adversely affected.

          Facilities and Employees. Home operates out of leased facilities in its six branch offices and its home and executive offices at 6836 Austin Center Blvd., Suite 280 in Austin, Texas 78731, telephone (512) 343-8911 and telefax
(512) 343-1837, which are shared with the Company. At December 16, 1996, Home had 59 full-time employees, no part-time employees and three commissioned loan officers. None of Home's employees is a member of a labor union, and the Company believes that Home's relationships with its employees are good. The Company has no full time employees, and the various executive and administrative functions are performed on a part time basis by its directors and the employees of Home.

History of the Company
----------------------

     HomeOwners Mortgage & Equity, Inc. ("Home") was organized as a Delaware corporation in May 1993 to originate, purchase, sell and service home improvement and other consumer loans secured by liens on improved property. On August 26, 1994, the founders of Home, which currently conducts all of the Company's mortgage lending activities, acquired, in a reverse acquisition, approximately 83% of the outstanding common stock of the Company, a publicly owned corporate shell then named Andromeda Capital Corporation ("Andromeda") and organized in Nevada in 1980, in exchange for all of the issued and outstanding common stock of Home, and changed its name to HomeCapital Investment Corporation. In connection with such acquisition, all of the former officers and directors of Andromeda resigned and were replaced by the management of Home. See Note 1 to Notes to Consolidated Financial Statements.

ITEM 2.    DESCRIPTION OF PROPERTIES.

          The Company maintains its offices jointly with Home in leased space at 6836 Austin Center Blvd., Suite 280, Austin, Texas 78731. Home also leases space for its six branch offices. The Company believes that its office facilities are suitable and adequate for its current needs and that additional space is available for future expansion.

ITEM 3.    LEGAL PROCEEDINGS.

          The Company is not a party to, nor is any of its property subject to, any pending legal proceedings outside the ordinary course of its business.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          During the fourth quarter of fiscal 1996, the Company filed and distributed to its stockholders an Information Statement pursuant to Section 14(c) of the Securities Exchange Act of 1934, as amended, reporting that, on August 16, 1996, management and affiliates, holding the right to vote an aggregate of 6,055,711 shares of Common Stock and 1,166,667 shares of Series A Preferred Stock, or approximately 83% of the voting power of the Company, elected the nominees named in the Information Statement to the Company's Board of Directors, approved, adopted and ratified the HomeCapital Investment Corporation 1996 Stock Option Plan and appointed Coopers & Lybrand L.L.P. as independent public accountants for the Company for fiscal 1996.

                                    PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a)  Market Information.  Prior to December 8, 1994, there was no
               ------------------
active public trading market in the Company's Common Stock. The Company's Common Stock was listed and began trading on the NASDAQ Bulletin Board on December 8, 1994 under the symbol ADRM. Effective November 29, 1994, the Company changed its name to HomeCapital Investment Corporation, and the Company's trading symbol was changed to HCAP on December 20, 1994.

          The following tables set forth the range of high and low bid prices per share for the Company's Common Stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. ("NASD"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

 Year ended September 30, 1995           High        Low
                                         ----        ---
       First Quarter                     $5.75      $4.75
       Second Quarter                     6.00       2.50
       Third Quarter                      2.50        .25
       Fourth Quarter                     2.00        .50


Year ended September 30, 1996            High        Low
                                         ----        ---
       First Quarter                     $1.13      $0.65
       Second Quarter                     3.69       1.13
       Third Quarter                      4.38       3.38
       Fourth Quarter                     5.75       3.63

     On December 16, 1996, the bid price per share for the Company's Common Stock as reported by the NASD was $7.00.

          (b) As of December 16, 1996, the approximate number of holders of record of the Company's Common Stock was 969.

          (c) The Company has never paid a cash dividend on its Common Stock. It is not anticipated that any cash dividends will be paid in the near future. Pursuant to the terms of the Company's Series A Preferred Stock, no dividends may be paid on the Common Stock until all accrued dividends on the Series A Preferred Stock have been paid or funds set aside therefore. At September 30, 1996, the Company had accrued and unpaid dividends on its Series A Preferred

Stock of $76,932. Certain covenants contained in the Company's loan agreements also restrict the payment of dividends on the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

Summary

          The Company, through its operating subsidiary, Home, is a specialized consumer finance company engaged in the business of originating, purchasing, selling and servicing residential remodeling and other second mortgage loans. The Company primarily finances Title I home improvement loans and conventional consumer and home equity loans through a network of home improvement contractors, principally in the Southwestern and Western regions of the United States, and through a national network of mortgage company loan correspondents. Loans generated or purchased by Home are financed through a warehouse line of credit and then sold to third-party purchasers.

          During the fiscal year ended September 30, 1996, the Company generated in excess of $100,000,000 in loans, resulting in net income of $2,566,223 on revenues of $8,913,603. The Company experienced negative cash flow from operations of approximately $3.9 million during fiscal 1996 principally due to the retainage of servicing rights on the sale of loans. However, the Company expects to continue funding its increased loan production and operational needs by obtaining additional financing through placement of subordinated debt and increased warehouse lines of credit.

          The Company recognizes revenue primarily from the gain on sale of loans, loan servicing income, and interest income. From inception of its loan originations in 1993 to October 1995, the Company sold all of its loans through whole loan sales, servicing released, to third party purchasers. In October 1995, the Company began selling its loans through whole loan sales retaining the right to service the loans at a net spread of approximately 25 basis points after subservicing costs. Commencing in June 1996, after the Company became a qualified Seller/Servicer under the Fannie Mae Title I Loan purchase program, the Company sold substantially all of its Title I Loans to Fannie Mae on a servicing retained basis at a gross spread of up to 500 basis points. With the inception of Fannie Mae loan sales with servicing retained, revenues for the fourth quarter of fiscal 1996 were $4,990,413 as compared to $1,302,713 for the fourth quarter of fiscal 1995.

          Gain on sale of loans is recognized upon delivery of loans to investors. Gain on sale of loans is calculated based upon the difference between the net sales proceeds and the carrying amount of the loans sold, together with excess servicing receivable determined on the date of sale.

          To determine the fair value of the excess servicing receivable, the Company computes the present value of the net cash flows expected to be received over the life of the loans after considering the costs of servicing the loans and the effects of estimated prepayments and credit losses, net of FHA insurance recoveries. Such calculations necessarily assume certain servicing costs, prepayment rates and credit losses. As of September 30, 1996, the excess servicing receivable totaled $5.1 million.

          There can be no assurance that the Company's estimates used to determine the fair value of excess servicing receivable will remain appropriate for the life of the loans. If actual loan prepayments or credit losses exceed the Company's estimates, the carrying value of the Company's excess servicing receivable may have to be written down through a charge to earnings. The Company will not write up such assets to reflect slower than expected prepayments, although slower prepayments may increase future earnings as the Company will receive cash flows in excess of those anticipated.

          The Company discounts net servicing cash flows on its loan sales with excess servicing at the rate it believes an independent third-party purchaser would require as a rate of return. The cash flows were discounted to present value using discount rates which averaged 12.5% for fiscal 1996. The Company has developed its assumptions based on experience with its loan portfolio, available market data and ongoing consultation with its financial advisors.

          Interest income-loans represents interest received on loans in the Company's portfolio prior to their sale. Loan servicing income represents servicing fee income and other ancillary fees received for servicing loans, less the amortization of the excess servicing receivable. Servicing costs consist of fees paid to an unaffiliated company to perform the functions of loan servicing.

          Total costs and expenses consist primarily of salaries and employee benefits, servicing costs, loan costs, including provision for credit losses, general and administrative expenses, occupancy costs and interest.

          The Company continues to implement its business growth strategy through both product line and geographic diversification and expansion of its Correspondent and Dealer operations, in an effort to increase both loan origination volume and servicing volume. See Item 1 - "Description of Business - Business Strategy." Implementation of this strategy has increased the Company's total assets through growth in the excess servicing receivable and has been funded primarily through increased borrowings. While this growth has increased the Company's revenues through increased gain on sale of loans, loan servicing income and net interest income, it has also increased the general and administrative expense and provision for credit losses associated with the growth in loans originated and serviced. Continued increases in the Company's total assets and increasing earnings can continue only so long as origination volumes continue to exceed pay downs of loans serviced and previous period origination volumes. Additionally, the fair value of excess servicing receivable owned by the Company may be adversely affected by changes in the interest rate environment, which could affect the prepayment assumptions used to value the asset, as well as reduce the gains from the sale of those loans which the Company is committed to purchase or has in inventory. Any such adverse change in assumptions could have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

Fiscal 1996 Compared to Fiscal 1995

          The Company originated $100.2 million of loans during fiscal 1996 compared to $61.9 million of loans during fiscal 1995, an increase of 62%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and Dealers and an increase in the number of states served. At September 30, 1996, the Company had approximately 80 active Correspondents and 51 active Dealers, compared to approximately 55 active Correspondents and 113 active Dealers at September 30, 1995. Of the $100.2 million of loans originated in fiscal 1996, $97.1 million were Title I Loans and $3.1 were Conventional Loans.

          The following table sets forth certain data regarding loans originated and purchased by the Company during fiscal 1996 and 1995:

                                        Year Ended September 30,
                                   1996                        1995
                               ------------              --------------
Principal amount of loans:
Correspondents:
 Title I                       $ 76,020,078      75.9%    $  35,062,570     56.7%

 Conventional                     3,105,374       3.1%        1,795,325      2.9%
                            ----------------  ---------  -------------- ----------

     Total Correspondent         79,125,452      79.0%       36,857,895     59.6%

Dealers - Title I                15,440,132      15.4%       19,686,770     31.8%

Direct - Title I                  5,606,397       5.6%        5,308,198      8.6%
                            ----------------- ---------- --------------  ----------

     Total                     $100,171,981     100.0%    $  61,852,863    100.0%
                            ================= ========== =============== ==========


Number of loans:
Correspondents:
     Title I                          3,399      68.2%            1,659     46.8%

     Conventional                       152       3.0%               79      2.2%
                            ----------------- -----------  ------------- ----------

     Total Correspondent              3,551      71.2%            1,738     49.0%

Dealers - Title I                     1,124      22.5%            1,534     43.3%

Direct - Title I                        312       6.3%              274      7.7%
                            ----------------  -----------  ------------- ----------

     Total                            4,987     100.0%            3,546    100.0%
                            ================  ===========  ============= ==========

          Total revenues increased 141% to $8.9 million for fiscal 1996 from $3.7 million for fiscal 1995. The increase was primarily the result of the increased volume of loans originated and the sale of such loans.

          The following table sets forth the principal balance of loans sold and related gain on sale data for fiscal 1996 and 1995.

                                          Year Ended September 30
                                             1996         1995
                                        ------------  ------------
                                          (Dollars in thousands)
Principal amount of loans sold:
 Title I                                     $94,442     $61,223

 Conventional                                  3,053       1,795
                                             -------     -------
  Total                                      $97,495     $63,108
                                             =======     =======
Gain on sale of loans                        $ 7,754     $ 3,201

Gain on sale of loans as a percentage           8.0%        5.0%
 of principal balance of loans sold

          Gain on sale of loans, as a percentage of the principal balance of loans sold, increased in fiscal 1996 over fiscal 1995, primarily due to the excess servicing component of the gain in fiscal 1996. The increase in gain on sale of loans increased from $3.2 million in fiscal 1995 to $7.8 million in fiscal 1996. The excess servicing component of the gain totaled $5.2 million in fiscal 1996.

          Loan servicing income, which commenced in fiscal 1996, totaled $390,571 for the year. Such income was derived from servicing on $91.0 million of loans sold with servicing retained during 1996. Loan servicing cost totaled $265,546 in fiscal 1996.

          Interest income on loans held for sale increased 89.8% to $627,365 during fiscal 1996 from $330,564 during fiscal 1995. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale.

          The provision for credit losses increased from $50,000 in fiscal 1995 to $220,000 in fiscal 1996. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, the borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. The increase in the provision for credit losses was due primarily to the increase in loan production in fiscal 1996. Presently, upon sale of loans by Home the purchaser assumes all credit risk, except for first payment default, fraud and certain other limited exceptions. If Home changes its loan disposition strategy in ways that increase its credit risk by securitizing or otherwise holding the loans longer in portfolio, then the provision for credit losses as a percentage of loans originated can be expected to increase.

          Salaries and employee benefits increased 29% to $2.2 million for fiscal 1996 from $1.7 million for fiscal 1995, primarily as a result of an increase in the pay rates of employees and the increase in higher compensated employees.

          Loan costs, consisting primarily of costs for credit reports, flood reports, title reports, inspection fees, and the provision for credit losses, increased 45% to $513,404 for fiscal 1996 from $354,655 for fiscal 1995 due primarily to the increase in loan production of $38.3 million from fiscal 1995 to 1996.

          Total general and administrative expenses increased 39% to $1.6 million for fiscal 1996 from $1.2 million for fiscal 1995. The increase was primarily as a result of increases in postage and courier costs, telecommunication costs, stationary and office supplies expenses, travel costs, advertising expenses, and depreciation expense. The increase in these costs was primarily attributable to the increased volume of loan originations and loans serviced.

          Interest expense increased 46% to $462,064 for fiscal 1996 from $315,442 for fiscal 1995. The increase was the direct result of increased loan originations and the corresponding increase in the average outstanding balance of the warehouse credit line.

          Income before income taxes increased to $3.5 million for fiscal 1996 from a loss of $72,045 for fiscal 1995.

          The provision for income taxes in fiscal 1996 was $914,041. Prior to fiscal 1996, the Company recorded no tax provisions due to net operating losses. For the fiscal year 1996, the Company had income before income taxes of $3.5 million as compared to a loss before income taxes in fiscal 1995 of $72,045. A valuation allowance of $73,230 on deferred tax assets remains at the end of fiscal 1996 due to net operating loss carryforwards generated by the Company which may not be able to utilize such loss carryforwards in future periods. The Company and Home file separate Federal tax returns.

          The effective income tax provision for fiscal 1996 was 26%. This percentage differs from the federal statutory rate of 34% due primarily to the effect of state income taxes and the reduction in the valuation allowance due to the utilization of net operating loss carryforwards in fiscal 1996 by Home.

          As a result of the foregoing, net income increased to $2.6 million ($.30 per share) for fiscal 1996 from $(72,045) ($(.01) per share) for fiscal 1995.

FINANCIAL CONDITION

September 30, 1996 Compared to September 30, 1995

          Cash increased to $343,484 at September 30, 1996 from $25,716 at September 30, 1995 primarily as a result of the timing of loan originations, loan sales, borrowings and proceeds from sale of common and preferred stock.

          Restricted cash deposits increased 100% to $705,754 at September 30, 1996 due to the commencement of loan servicing activities during fiscal 1996.

          Loans held for sale, net, increased 164% to $4.5 million at September 30, 1996 from $1.7 million at September 30, 1995 primarily as a result of increased loan originations from $61.9 million for fiscal 1995 to $100.2 million for fiscal 1996, and the timing of loan sales.

          Excess servicing receivable increased 100% to $5.1 million at September 30, 1996 due to the Company commencing its loan servicing activities during fiscal 1996. Excess servicing receivable is calculated using prepayment, default and interest rate discount assumptions on future servicing cash flows that the Company believes market participants would use for similar transactions. The Company believes that the excess servicing receivable recognized at the time of sale does not exceed the amount that would be received if such rights were sold at fair market value in the marketplace.

          Furniture, fixtures and equipment, net, increased 73% to $646,082 at September 30, 1996 from $373,860 at September 30, 1996 due to increased purchases of office equipment related to facility expansion, and the expenditure of $293,395 for the development of the Company's proprietary loan system.

          Revolving lines of credit increased 171% to $4.1 million at September 30, 1996 from $1.5 million at September 30, 1995 due to the increase in loans held for sale at the end of fiscal 1996.

          Accrued expenses and other liabilities increased to $1.3 million at September 30, 1996 from $122,113 at September 30, 1995, primarily as a result of increases in accrued payroll, interest and other unpaid operating costs, and the increase in the liability for unremitted funds relating to restricted cash deposits.

          Income tax liability increased 100% to $1,104,543 at September 30, 1996 as a result of significant earnings during fiscal 1996 as compared to losses in prior years.

          Stockholders' equity increased to $4.9 million at September 30, 1996 from $28,259 at September 30, 1995 primarily as a result of net income of $2.6 million during fiscal 1996 and, $2.1 million in proceeds from the issuance of
1.5 million shares of Series A Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's cash requirements arise from loan originations and payments of operating expenses, interest and income taxes. Loan originations are initially funded principally through the Company's warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by the Company are sold. Net cash provided by (used in) the Company's operating activities for the years ended September 30, 1996 and 1995 was approximately $(3.9) million and $81,726, respectively. The net cash provided by (used in) the Company's operating activities was funded primarily from the reinvestment of proceeds from the sale of loans totaling $99.9 million and $64.3 million for the years ended September 30, 1996 and 1995, respectively.

          Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. At September 30, 1996, the Company had a $10 million warehouse line of credit (the "Warehouse Line"), which was increased to $15 million on October 15, 1996. The Warehouse line expires January 31, 1997. At September 30, 1996, $3.9 million was outstanding under the Warehouse Line and $6.1 million was available. The Warehouse Line, as amended, bears interest at the lower of prime plus 1.5% per year or the Federal funds rate plus 3.5% per year and is secured by loans prior to sale. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth of $3.4 million. In addition, the Company secured a $3.0 million working capital line of credit (the "Working Capital Line") on November 8, 1996 from the same lender, which is collateralized by a pledge of the Company's excess servicing receivable. The Working Capital Line has a 12-month revolving credit period, bears interest, payable monthly, at prime plus 2.25% per year, and requires the Company to maintain a minimum adjusted tangible net worth of $3.4 million. Borrowings under the Working capital line cannot exceed the lesser of (i) the book value of the excess servicing receivable or, (ii) 50% of the appraised value of the excess servicing receivable as determined by the lender. While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and obtain additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

          Until October 1995, the Company's principal source of liquidity was the sale of whole loans, service released. While this enabled the Company to meet its operating cash requirements, it limited the Company's growth potential and return on its loan originations. To remedy this situation, the Company embarked on a strategy in fiscal 1995 that would enable the Company to position itself to retain the servicing rights associated with its loan originations and look to various other sources to securitize its loan production, such as sales to Fannie Mae under the Title I Loan program and the securitized sale of loan pools in the secondary market. The Company was approved as a Seller/Servicer under the Fannie Mae Title I Loan purchase program in March 1996 and required to obtain expanded warehouse financing and additional capital to support loan sales to Fannie Mae. The Company issued 1.5 million shares of Series A Preferred Stock in June, 1996 for cash of $1.9 million and conversion of $250,000 principal amount of outstanding debt. (See Note 10 to the Consolidated Financial Statements). During fiscal 1996 the Company has sold $29.7 million in loans to Fannie Mae, retaining all servicing rights. The Company intends to continue selling substantially all of its qualified Title I Loans to Fannie Mae until it is able to privately assemble and securitize such loans in the secondary market on a cost effective basis. Any such securitization program would necessarily entail its own liquidity demands, including without limitation, funding of reserves and other credit enhancements, income taxes and significant issuance costs, and require larger warehouse lines of credit and additional capital to meet rating agency requirements and the increased liquidity demands.

          While the increase in its warehouse line and additional capital have enabled the Company to significantly increase its loan originations and sales to Fannie Mae, such sales, with servicing retained, create additional short-term cash requirements. Sales to Fannie Mae are generally made at a lower premium, and include the retention for the life of the loan of up to 500 basis points of the spread between the coupon rate of the loans and the pass-through rate to Fannie Mae, and must be accounted for on a basis, as described above, that generates a much larger gain on sale for tax purposes. This gain is subject to federal and state income tax currently payable, even though the cash from the related loan sales will be received over the life of the loans. Accordingly, in order for the Company to continue to grow its loan originations and servicing portfolio, it must constantly raise additional capital through the sale of debt and/or equity securities until the earnings from its servicing portfolio are adequate to support such growth.

          During fiscal 1996, the Company used $3.9 million of cash in operating activities, and used $387,408 in investing activities, primarily for furniture, fixtures and equipment, including $293,395 for the further development of the Lot$Pro computer system, and provided $4.6 million in financing activities through increasing usage of its revolving line of credit and the issuance of Series A Preferred Stock.

          The Company expects to spend approximately $500,000 for additional furniture, fixtures and equipment in fiscal 1997 for the expansion of its lending network, and approximately $150,000 for additional upgrades and enhancements to its computer system.

          The Company believes that it will need to raise approximately $20 million in debt and/or equity funds to support its anticipated growth in fiscal 1997. There can be no assurance that the Company will be able to raise such funds. The failure to raise such funds may impair the Company's ability to implement its business strategy and grow its business, and may have a material adverse effect on the financial condition, results of operations and liquidity of the Company.

EFFECTS OF CHANGING PRICES AND INFLATION

          The Company's operations are sensitive to increases in interest rates and to inflation. Increased borrowing costs resulting from increases in interest rates may not be immediately recoverable from prospective purchasers. The Company's loans held for sale consist primarily of fixed-rate long term loans that do not increase or decrease as a result of changes in interest rates charged to the Company. In addition, delinquency and loss exposure may be affected by changes in various regional economies, such as California and Texas, where the Company has significant loan concentrations, or in the national economy.

RECENT ACCOUNTING PRONOUNCEMENTS

          In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995. In the event that facts and circumstances indicate that the cost of long-lived assets other than financial instruments and deferred tax assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company believes SFAS No. 121 will have no material impact on the Company's results of operations or financial condition as a result of implementing the pronouncement during fiscal 1997.

          In May 1995, the FASB issued SFAS No. 122 which requires that upon sale or securitization of servicing-retained finance contracts, the Company capitalize the cost associated with the right to service the finance contracts based on their relative fair values. Fair value is determined by the Company based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing right is amortized in proportion to and over the period of estimated net future servicing fee income. The Company has not determined the effect on its operating results or financial condition when it adopts SFAS No. 122, which is required in fiscal 1997.

          In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to suppliers in amounts based on the price of its common stock or other equity instruments. The Company will continue to account for stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will make the required disclosures in its 1997 fiscal year financial statements.

          The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. It also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income and (b) assessment of impairment or increased obligation based on their fair values. The Company has not adopted the new standard for the current period, but must adopt the new requirements effective January 1, 1997. The Company has not determined the effect on results of operations or financial condition in the period of adoption.

SEASONALITY

          Home improvement loan volume tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months, particularly with regard to pool installations. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. Debt consolidation and home equity loan volume are not impacted by seasonal climate changes and, with the exclusion of the holiday season, tend to be stable throughout the year.

ITEM 7.   FINANCIAL STATEMENTS.

          The financial statements and exhibits are listed at Item 13 "Exhibits and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------

          The following table sets forth the names and ages of all Directors and executive officers of the Company and their positions with the Company. Stephen Pyhrr and Peter Pyhrr are brothers. It is expected that directors and officers serving as of December 16, 1996, will hold office until the next annual meeting of stockholders and until their successors have been elected and qualified.

Name                         Age         Position           and/or Director of
                                                             the Company Since

--------------------------------------------------------------------------------

John W. Ballard               59    Chairman, Board of        August 26, 1994/(1)/
                                   Directors; President;
                                  Chief Executive Officer

E. Jeff Bomer                 60  Director and Secretary      August 26, 1994

Gary J. Davis                 43   Vice Chairman, Board       August 26, 1994
                                       of Directors

J. Rolfe Johnson              57         Director            December 10, 1996

Charles R. Leone, III         37         Director              June 18, 1996

Robert R. Neyland             43         Director              June 18, 1996

Tommy M. Parker               47         Treasurer             June 27, 1996

Peter A. Pyhrr                54         Director             August 26, 1994

Stephen A. Pyhrr              52         Director             August 26, 1994

Walter W. Stoeppelwerth       63         Director              June 27, 1996

Helen T. Watkins              43         Director             August 16, 1996/(2)/

_________________
/(1)/ Mr. Ballard was appointed as Chairman of the Company's Board of Directors on November 3, 1994.

/(2)/ Ms. Watkins resigned from the Company's Board of Directors on December 10,
      1996.

          Mr. Ballard has been President and Chief Executive Officer of Home since June 1993. From April 1989 through May 1993, Mr. Ballard was President and Chief Executive Officer of American Savings Mortgage Company (a second lien mortgage company).

          Mr. Bomer has been Chairman of the Board of Directors of Home since July 1993. Mr. Bomer was the President and Chief Executive Officer of Austin Real Estate Services, Inc. dba Davis & Associates (a real estate services company) from September 1985 until its merger in July 1995 into SynerMark Holdings, L.P. Currently, Mr. Bomer is President of SynerMark Realty Services, Inc., a subsidiary of Syner Mark Holdings, L.P.

          Mr. Davis was a consultant to Home from November 1993 through March 31, 1996. Since March 1974, Mr. Davis has been a partner with Curtis Davis Realtors (a real estate firm). Since September 1991, Mr. Davis has been President of Investment Property Advisors, Inc. (a real estate investment and management company). From September 1990 to September 1991, Mr. Davis was a consultant to Culpepper Properties (a real estate investment and development company).

          Mr. Johnson is an attorney in Houston, Texas, who specializes in corporate and securities law practice. Since January 1991, Mr. Johnson has been sole sharholder of J. Rolfe Johnson, P. C., which has provided legal services to the Company since November, 1995.

          Mr. Leone III has been the President of Penntex Investments, Inc., general partner of HCI Equity Partners, L. P. ("HCI") since January 1992, and has been President of Federal Services Corporation (a loan servicing and venture capital firm) since October 1990.

          Mr. Neyland has been the sole manager of HCIE, L.L.C., a general partner of HCI since May 1996, and a partner of Living Suites (a real estate management firm) from September 1990 to June 1996. Mr. Neyland is also a Director of Capital Communities Corporation.

          Mr. Parker has been Executive Vice President, Chief Financial Officer and Chief Operating Officer of Home since June 1996. Mr. Parker served as Vice President of Finance and Chief Financial Officer of Whataco, Inc. (a fast food franchisee) from September 1991 to June 1996, prior to which he was an independent consultant to the financial services industry from May 1990.

          Mr. Peter Pyhrr has been the President of Hospital Forms & Systems Corp. since October 1979, the President of Magnetic Ticker & Label Corp. from July 1982 and President of HFS Corp. (a business forms company) from July 1982.

          Mr. Stephen Pyhrr was a partner with Austin Real Estate Services dba Davis & Associates, (a real estate services company) from June 1974 until its merger in July, 1995 into SynerMark Holdings, L.P. Presently Mr. Pyhrr is President of SynerMark Investments, Inc. (a real estate investment company), a subsidiary of SynerMark Holdings, L.P.

          Mr. Stoeppelwerth has been a co-founder of HomeTech Information Systems, Inc. (a construction industry publisher) since 1965, a nationally recognized remodeling industry spokesman and educator, and a noted columnist and author of publications on home remodeling and renovations.

          Ms. Watkins was employed in professional securities trading and portfolio management activities by Paragon Associates (Dallas - 1985-1988), Republic National Bank (Dallas - 1980-1985) and Texas Commerce Bank (Houston - 1974-1980). Ms. Watkins has been engaged as a homemaker and leader in community parent and charitable organizations since March 1988.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Officers and directors, and persons who beneficially own 10% of a registered class of the Company's securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that all persons subject to the reporting requirements have filed the required reports pursuant to Section 16(a) on a timely basis with the SEC, except as follows:

          Each of John W. Ballard, JDB, SDP and PAP filed a report in October 1995 (for the month of September 1995) reporting the purchase of 48,241 shares of common stock of the Company; whereas, in fact, each should have reported only the right to acquire such shares. Pursuant to such rights, each such person acquired an aggregate of only 15,091 shares over the next three months, and the rights to acquire the remaining shares were terminated without being exercised. As a result, each of such persons failed to file three monthly reports to reflect the purchase transactions.

Certain Legal Proceedings
-------------------------

          Tommy M. Parker, who recently joined the Company as Executive Vice President, was an officer, director and shareholder of Mississippi Savings Bank of Batesville, Mississippi, at the time that it failed and was placed in receivership by the Resolution Trust Corporation ("RTC") in 1990. The RTC and the Office of Thrift Supervision ("OTS") alleged that Mr. Parker and other principals of the bank received excessive compensation, improper shareholder distributions and engaged in imprudent lending and management practices in light of the financial condition of the bank. Subsequent administrative and judicial proceedings, to the extent that they involved Mr. Parker, were resolved in October 1992 pursuant to a Compromise Settlement Agreement and Release with the RTC and a Stipulation and Consent with the OTS. Mr. Parker entered into the settlement and consent to avoid the time and expense of enforcement proceedings and litigation and neither admitted nor denied the allegations of the RTC and the OTS. Among other things, the joint settlement provided that, in consideration of discharge of certain obligations of Mr. Parker to the bank, Mr. Parker was required to make a monetary payment to the RTC and convey to the RTC or its nominees an undivided interest in certain non-cash or "in-kind" dividends received by Mr. Parker as a shareholder of the bank. In addition, Mr.

Parker agreed that he would not, without regulatory consent, participate in the conduct of the affairs or distribution of securities of a federally insured depository institution.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table sets forth information concerning the compensation paid (or earned by the named individuals) by the Company and Home for the fiscal years ended September 30, 1996, 1995 and 1994 to the chief executive officer. No other executive officers were paid compensation in excess of $100,000 during any year of the covered period.

    Name and Principal       Year  Salary($)    Bonus($)    Other Annual    Stock
       Position                                            Compensation   Options
                                                            /(2)/ ($)      (# of
                                                                         Shares)
JOHN BALLARD/(1)/            1996    150,000       --           12,028
Chairman of the Board;       1995    150,000       --           14,384
President;                   1994    150,000       --           18,655   409,668/(3)/
Chief Executive Officer



______________
/(1)/Salaries and other compensation to Mr. Ballard were paid by Home as compensation for his services as President and Chief Executive Officer of Home. See "Executive Contracts" below. Additionally, Home provides and maintains an automobile and mobile telephone, and provides health and group life insurance and reimbursement of business-related expenses to Mr. Ballard. Mr. Ballard received no additional compensation for serving as Chairman of the Board and President of the Company.

/(2)/Includes $3,213, $4,984 and $6,700 for fiscal years 1996, 1995 and 1994, respectively, representing the value of insurance premiums paid by Home for Mr. Ballard; $7,942, $8,789 and $11,845 for fiscal years 1996, 1995 and
     1994, respectively, representing the cost to Home of providing and maintaining an automobile and mobile phone for Mr. Ballard; and $873, $611 and $110 for fiscal years 1996, 1995 and 1994, respectively, for country club membership fees paid by Home for Mr. Ballard.

/(3)/In June, 1993, Mr. Ballard was granted a restricted stock option to purchase 555 shares of Home common stock in connection with his employment agreement ("Ballard Home Option"). In August, 1995, in connection with the reverse acquisition of the Company's predecessor by former stockholders of Home (the "Home Transaction"), the Ballard Home Option was canceled, and Mr. Ballard was granted a fully-vested, seven-year option to acquire 409,668 shares of Company Common Stock at an exercise price of $.1626 per share. Mr. Ballard was not granted nor did he exercise any options during the 1996 fiscal year, and at September 30, 1996, the unexercised options held by Mr. Ballard had a determined value of approximately $2,084,145 based upon the closing bid price of $5.25 per share of Common Stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. at such date.

Executive Contracts
-------------------

          Effective June 21, 1993, Home entered into a five year employment agreement with John W. Ballard as President and Chief Executive Officer of Home ("Ballard Employment Agreement") providing for (i) an annual base salary of $150,000 and (ii) an annual incentive bonus equal to 25% of his base salary if the operating results of Home exceed certain earnings projections. If earned the incentive bonus is payable in common stock or cash at the election of the employee. Mr. Ballard was granted a restricted stock option for the purchase of 555 shares of Home common stock vesting over the term of the Ballard Employment Agreement ("Ballard Home Option"). The Ballard Home Option was canceled and converted into a fully-vested option to purchase 409,668 shares of the Company Common Stock at $.1626 per share on August 26, 1994 in connection with the Home Transaction. Pursuant to the Ballard Employment Agreement, Mr. Ballard also purchased 555 shares of Home common stock, which were subsequently converted to 409,671 shares of the Company's Common Stock in connection with the Home Transaction, in consideration for the $55,500 five year promissory note of Mr. Ballard, bearing interest at six percent per annum and payable interest only until maturity. In the event Mr. Ballard is terminated for "cause" (as defined in the Ballard Employment Agreement) he is not entitled to receive any further compensation other than that which is earned prior to the termination date. In the event Mr. Ballard is terminated by Home other than for "cause," or in the event that Mr. Ballard terminates the Ballard Employment for "good reason" (as defined in the Ballard Employment Agreement), then he is entitled to receive all compensation to which he would be entitled during the remaining term of the Ballard Employment Agreement, including his base salary of $150,000. Mr. Ballard also serves as Chairman of the Board, President and Chief Executive Officer of the Company for no additional compensation.

          Home has entered into an employment agreement with Tommy M. Parker, who serves as an Executive Vice President of Home with the functions of Chief Operating Officer and Chief Financial Officer of Home for a term of three years commencing June 1, 1996, that is automatically renewable from year to year unless terminated on 90-days notice ("Parker Employment Agreement"). Mr. Parker is entitled to (i) a base salary of $125,000 for the first year increasing by $25,000 each year for the next two years and thereafter during any renewal term at the discretion of the Board of Directors, but not less than the base salary of the previous year; (ii) an annual incentive bonus equal to 25% of the aggregate bonus pool under an incentive bonus plan to be established by the Board of Directors of Home based upon the consolidated net income of the Company; (iii) performance bonuses equal to one-half percent of the net proceeds to the Company from its next public offering of securities for cash, and two percent of net savings to the Company each year of income taxes resulting from tax planning strategies introduced by Mr. Parker; and (iv) a one-time grant of options to purchase 150,000 shares of Common Stock under the Company's 1996 Stock Option Plan. Mr. Parker is entitled to participate in group health, life insurance and other employee benefit plans, reimbursement of business-related expenses, an automobile allowance of $500 per month and mobile telephone, reimbursement for expenses of maintaining his certificate and license with the Texas State Board of Public Accountancy, and a signing or relocation bonus of $5,000 plus moving expenses ( and an amount equal to federal income taxes payable on such payments) and closing costs of the purchase of a residence in Austin, Texas. Mr. Parker also serves as Executive Vice President and Treasurer of the Company for no additional compensation.

Compensation to Directors
-------------------------

          During the fiscal years ended September 30, 1995 and 1996, Directors of the Company did not receive any compensation for their services as Directors. Directors are reimbursed for travel expenses incurred in attending meetings.

          Messrs. Charles R. Leone, III and Robert R. Neyland, Directors of the Company, have been engaged as financial and business development consultants to the Company for a one-year period for annual fees of $20,000 each pursuant to an agreement effective April 12, 1996. Messrs. Leone and Neyland were nominated as the nominees of HCI to the Board of Directors of the Company pursuant to the HCI Agreement more fully described under "Management Relationships and Transactions" below. During fiscal 1996 each of Messrs. Leone and Neyland received the $20,000 due from the Company under terms of their consulting agreements.

          The Board of Directors of the Company approved a three year incentive plan to encourage and compensate Directors of the Company or Home for developing customer relationships on behalf of Home with home improvement contractors, suppliers, distributors and home improvement retailers that result in new sources of loan production for Home. A Director will be entitled to be compensated in the amount of one percent for the first two years and one-half percent for the third year of loans funded by Home during each year from sources initiated by the Director. In order to be eligible for incentive compensation with respect to loans generated through suppliers and distributors of goods and services to the home remodeling industry, such lumber yards and home improvement product chain stores, a Director must have participated with Home in producing training seminars and workshops for employees of the customer.

          Prior to his becoming a Director, the Company had agreed to compensate Walter W. Stoeppelwerth for featuring or promoting home improvement loan products of Home at seminars and workshops for home improvement contractors and industry suppliers of goods and services. Mr. Stoeppelwerth receives $2,000 plus expenses for each event. Total payments to Mr. Stoeppelwerth under this arrangement in fiscal 1996 were $20,725. Under terms of an agreement with Gary
J. Davis, another Director of the Company, Mr. Stoeppelwerth has agreed to allocate one-half or $1,000 out of his $2,000 event fee to Mr. Davis as compensation for those events in which Mr. Davis participates. Under terms of the Directors Compensation Plan described above, Mr. Stoeppelwerth qualified for incentive compensation related to the addition of one national home improvement services franchisor as a potential loan source and the execution of a loan marketing agreement with Builders Square effective November 27, 1996. Accordingly, Mr. Stoeppelwerth will be entitled in the subsequent three years to compensation under the Directors Compensation Plan to the following fees for all loans originated by Home: (i) by or through the home improvement franchisor, one-half of one percent in years one and two and one-quarter of one percent in year three of all loans funded; and (ii) through Builders Square, one percent in years one and two and one-half percent in year three of all loans funded. Mr. Stoepplewerth has agreed to allocate to Mr. Davis, for his efforts in obtaining and maintaining the relationship, fifty percent (50%) of all fees payable under the Directors Compensation Plan from Home by virtue of the Builders Square relationship.

          Mr. Gary J. Davis, a Director of the Company, served as a full-time consultant to Home on marketing and new business development from November, 1993 through March 31, 1996 at a monthly consulting fee of $6,000, of which $78,000 was received during the 1995 fiscal year and $42,125 was received during the 1996 fiscal year. While serving as consultant, Mr. Davis was provided health insurance and reimbursement of business-related expenses. Effective November, 1996 the Company again retained Mr. Davis for up to one year as a consultant to Home's loan marketing program with Builders Square. Mr. Davis' consulting agreement calls for: (i) a monthly consulting fee of $10,000; (ii) reimbursement of business-related expenses; (iii) payment of family health coverage in an amount not to exceed $450 per month; (iv) provision of an executive office and assistant; and (v) a cancellation provision at the option of Home after the initial six months of the agreement. Also, included in the consulting agreement is a provision allowing Home to offset any amounts paid under the consulting agreement against amounts otherwise payable to Mr. Davis through his fifty percent participation with Mr. Stoeppelwerth under the Directors Compensation Plan relative to the Builders Square relationship. Under the Directors Compensation Plan Mr. Davis qualified for compensation related to Home's addition of the national home improvement franchisor earlier noted. Accordingly, in addition to the $1,000 for participation in each training event, Mr. Davis will be entitled in the subsequent three years for all loans originated by Home by or through the national home improvement franchisor to one-half percent (1/2%) in years one and two and one-quarter percent (1/4%) in year three of all loans funded.

          First Advisors, Inc. ("First Advisors"), an affiliate in which Mr. Davis is the sole shareholder, a director and president, has entered into a Marketing Agreement with a national company that develops and markets Automated Loan Machines ("ALMs"), an electronic technology that enables financial institutions to automate the processing and consummation of consumer loans and other financial services at the point of sale ("Marketing Agreement"). Under the Marketing Agreement First Advisors may market ALMs to financial institutions, such as Home, to develop and implement a stratgy for the deployment of ALMs at home improvement retail locations such as Builders Square. In the event that ALMs are successfully deployed First Advisors is entitled under the Marketing Agreement to certain fees and other compensation. However, during the period that Mr. Davis is employed by the Company or Home or while he serves as an officer or director or is otherwise an affiliate of the Company or Home, Mr. Davis and First Advisors have assigned to Home any compensation to which Mr. Davis or First Advisors may be entitled under the Marketing Agreement.

1996 Stock Option Plan
----------------------

          The HomeCapital Investment Corporation 1996 Stock Option Plan ("Stock Option Plan") was approved, effective as of March 21, 1996, by shareholder action without a meeting on August 16, 1996, to provide options to purchase shares of Common Stock as financial incentives to directors, executive officers and other key employees of the Company and Home. The Stock Option Plan provides that up to 500,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends and similar capital stock transactions.

          The Stock Option Plan will be administered by a committee of non-employee directors of the Company appointed by the Company's Board (the "Stock Option Committee"), each of whom is required to be a "non-employee director" within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended. The Stock Option Committee has the authority to interpret the Stock Option Plan; to determine the terms and conditions of options to be granted under the Stock Option Plan ("Options"); to prescribe, amend and rescind the rules and regulations of the Stock Option Plan; and to make all other determinations necessary or advisable for the administration of the Stock Option Plan. Options may be granted under the Stock Option Plan until March 21, 2006.

          Options granted under the Stock Option Plan may be incentive stock options ("Incentive Options"), which are intended to qualify under the provisions of Section 442 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options ("Non-qualified Options"), which do not so qualify. The Stock Option Committee selects the eligible persons to whom Options will be granted and determines the dates, amounts, exercise prices, vesting periods and other relevant terms of the Options, provided that the exercise price for each Option that is to be an Incentive Option is determined by the Committee at a price per share not less than the fair market value of Common Stock on the date of the grant. Options granted under the Stock Option Plan are generally not transferable during the life of the optionee.

          Options granted under the Stock Option Plan vest and become exercisable as determined by the Stock Option Committee in its discretion. Options granted under the Stock Option Plan may be exercised at any time after they vest and before the expiration date determined by the Stock Option Committee, provided that no Option may be exercised more than ten years after its grant (five years after grant in the case of Options granted to persons owning beneficially ten percent or more of the capital stock of the Company). Furthermore, in the absence of a specific agreement to the contrary, Options will generally terminate immediately upon termination of the recipient's employment with the Company for just cause, or twelve months after death or permanent disability, or three months after termination of employment for any other reasons. The aggregate fair market value (determined at the time of the grant) of the stock underlying Incentive Options that become exercisable in any calendar year may not exceed $100,000; Options in excess of this limit are treated as Non-qualified Options.

          If the Company consummates any reorganization or consolidation, each outstanding Option will, upon exercise, entitle the optionee to receive the same consideration received by holders of Common Stock in such reorganization or merger or consolidation, with appropriate price adjustments. In case of certain changes in control of the Company, any Options specified at any time by the Stock Option Committee or the Board in its discretion shall vest and become exercisable. In addition, in case of certain changes in control involving the liquidation of the Company, the disposition of substantially all of the Company's assets, or certain reorganizations or mergers, if and to the extent that such Options are not, in connection with the change in control, to be cashed-out at full value, continued by the Company as the surviving corporation, assumed by the successor corporation or parent thereof, or replaced with comparable options or other compensation programs. The Board of Directors has not yet selected and identified a Stock Option Committee. In the meanwhile, options may be granted under the Stock Options Plan by the Board of Directors.

          Shares of Common Stock purchased upon the exercise of Options under the Stock Option Plan generally may not be sold until a date that is two years from the date the Option was granted or one year from the date the shares were purchased, whichever is later. Moreover, the shares of Common Stock subject to Options under the Stock Option Plan have not been registered under applicable federal and state securities laws, and the Company is under no obligation to do so. Accordingly, in the absence of such registration or qualification, such shares of Common Stock may only be sold or transferred in accordance with exemptions from registration under applicable securities laws.

          The Board of Directors of the Company may amend, modify or terminate the Stock Option Plan at any time without adversely affecting any Option granted under the Stock Option Plan and provided that, without approval of stockholders of the Company, no action of the Board of Directors shall increase the total number of shares eligible to be issued under the Stock Option Plan, change the class of individuals eligible to receive Options, change the provisions regarding determination of the exercise price, extend the period during which Options may be granted or the maximum period after the date of grant of Options during which Options may be exercised, or otherwise materially increase the cost of the Stock Option Plan or materially increase the benefits of the participants under the Stock Option Plan.

          During fiscal 1996, the Board of Directors of the Company granted Options to two employees of Home for a total of 200,000 shares of Common Stock, all of which Options were outstanding on December 16, 1996.

Provisions Upon Termination of Employment
-----------------------------------------

          A copy of Mr. Ballard's Employment Agreement with Home is included as
Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended September 30, 1994. This Agreement is for a term of five years expiring June, 1998. Its terms include an annual base salary of $150,000 per annum. In the event that Mr. Ballard is terminated for "cause" (as defined in the Agreement) he is not entitled to receive any further compensation other than that which was earned up to the termination date. In the event that Mr. Ballard is terminated by Home other than for "cause," he is entitled to receive all compensation to which he would be entitled during the remaining term of the Agreement, including his annual base salary of $150,000 per annum.

401(K) Profit Sharing Plan
--------------------------

          Home sponsors a 401(k) plan, a savings and investment plan intended to be qualified under Section 401 of the Code. All employees of Home (including officers and directors who are employees) who are at least 20 1/2 years of age may participate in the plan. Participating employees may make pre-tax contributions, subject to limitations under the Code, of a percentage (not to exceed 18%) of their total compensation and such amounts (and the investment earnings thereon) will be fully vested at all times. The Company, in its sole discretion, may make matching contributions (the amount, if any, to be determined by the Board of Directors with respect to each year) for the benefit of all participants who make pre-tax contributions, as well as discretionary contributions (in such amounts, if any, as may be determined by the Board of Directors) for the benefit of all participants regardless of whether they elect to make pre-tax contributions to the 401(k) plan. Any such matching or discretionary contributions (and the investment earnings thereon) will vest 20% after two years of service and an additional 20% per year of service thereafter until fully vested after six years of service, provided that such contributions become 100% vested upon the employee's death, disability or retirement. The plan was inaugurated January 1, 1995, and Home has not authorized or made any contributions to the plan through December 16, 1996.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          On December 16, 1996, the Company had 7,921,858 shares of common stock outstanding. The following table sets forth certain information as of December 16, 1996, of the shares of the Company's Common Stock beneficially owned by (i) each person who, as of December 16, 1996, was known by the Company to own beneficially more than five percent of any class of its capital stock, (ii) the individual Directors of the Company, and (iii) the officers and Directors of the Company as a group.

Name and Address of
Beneficial Owner                    Title of Class  Number of Shares  Percent of Class/ (1)/
--------------------------------------------------------------------------------------------
John W. Ballard                         Common          909,368/(2)/                 10.92%
John W. & Jeannie G. Ballard            Common          498,700                       6.30%
 Family Partnership
 6836 Austin Center Blvd.
 Suite 280
 Austin, Texas 78731

E. Jeff Bomer                           Common        1,074,039/(3)/                   13.56%
JDB Investments, Ltd.                   Common          924,757                        11.67%
 ("JDB")
 5929 Balcones Drive
 Austin, Texas 78731

Gary J. Davis                           Common          746,700                         9.43%
 713 Main
 P.O. Box 738
 Gatesville, Texas 76528

J. Rolfe Johnson                        Common               --                           --%
 1900 West Loop South
 Suite 1175
 Houston, Texas 77027

Charles R. Leone, III                   Common        1,000,000/(4)/                   11.21%
                                      Preferred       1,000,000/(5)/                   66.67%

Penntex Services, Inc.                  Common        1,000,000/(4)/                   11.21%
("Penntex")                           Preferred       1,000,000/(5)/                   66.67%

Name and Address of
Beneficial Owner                   Title of Class  Number of Shares  Percent of Class/ (1)/
-----------------------------------------------------------------------------------------------
HCI Equity Partners, L.P.          Common          1,000,000/(4)/    11.21%
 ("HCI")                           Preferred       1,000,000/(5)/    66.67%
 3330 Oakwell Court
 Suite 100
 San Antonio, Texas 78218

Robert R. Neyland                  Common          1,000,000/(4)/    11.21%
                                   Preferred       1,000,000/(7)/    66.67%
HCIE, L.L.C. ("HCIE")              Common          1,000,000/(4)/    11.21%
 12222 Merit Drive, Suite 1750     Preferred       1,000,000/(7)/    66.67%
 Dallas, Texas 75251

Stephen A. Pyhrr                   Common          1,261,672/(8)/    15.84%
                                   Preferred          43,335/(9)/     2.89%
Daphne Pyhrr                       Common          1,259,837/(10)/   15.82%
                                   Preferred          41,500/(11)/    2.77%

SDP Investments, Ltd.              Common          1,235,004/(12)/   15.56%
 ("SDP")                           Preferred          16,667          1.11%
 6850 Austin Center Blvd.
 Suite 220
 Austin, Texas 78731

Peter A. Pyhrr                     Common          1,593,220/(13)/   20.11%
PAP Investments, Ltd               Common          1,593,220         20.11%
 ("PAP")
 8719 Diplomacy Row
 Dallas, Texas 75247

Walter W. Stoeppelwerth            Common                --             --%
 5161 River Road
 Bethesda, Maryland 30816

Charles R. Sutherland              Common           679,067/(14)/     8.57%
 3650 Habersham Road #102
 Atlanta, Georgia 30805

Directors and Executive Officers   Common          6,625,664/(15)/   70.37%
 as a Group (14 persons)           Preferred       1,084,000         72.27%

__________________
/(1)/ Based upon 7,921,858 shares of Common Stock outstanding on December 16, 1996, adjusted to include the number of authorized but unissued shares that each beneficial holder has the right to acquire within 60 days pursuant to the exercise of options or warrants or conversion of Preferred Stock. Unless expressly stated, no shares of Preferred Stock are held of record or beneficially by the persons named.

/(2)/ Includes 1,000 shares held of record; 498,700 shares held by the Ballard Family Partnership of which John Ballard is general partner; and 409,668 shares issuable upon exercise of fully-vested Company options granted upon cancellation of the Ballard HOME option granted pursuant to the Ballard Employment Agreement.

/(3)/ Includes 924,757 shares beneficially owned by JDB and 149,282 shares held as community property by E. Jeff Bomer, who is the general partner of JDB.

/(4)/ Includes 1,000,000 shares of Common Stock issuable upon conversion of 1,000,000 shares of Preferred Stock held by HCI.

/(5)/ Includes 1,000,000 shares of Preferred Stock held by HCI, of which Penntex is a general partner and of which Mr. Leone is a Director and President.

/(6)/ Shares held by HCI may be deemed to be held by its general and limited partners as a group.

/(7)/ Includes 1,000,000 shares of Preferred Stock of HCI, of which HCIE is a general partner and of which Mr. Neyland is a managing member.

/(8)/ Includes 1,235,004 shares held of record or beneficially by SDP, of which 16,667 shares are issuable upon conversion of Preferred Stock held by SDP, of which Stephen Pyhrr is a general partner, and 26,668 shares issuable upon conversion of 13,334 shares of Preferred Stock held by each of the Heather D. La Rue Irrevocable Trust and The Steven D. La Rue Irrevocable Trust (collectively, the "La Rue Trusts"), of which Stephen Pyhrr is trustee.

/(9)/ Includes 16,667 shares of Preferred Stock held by SDP and an aggregate of 26,668 shares of Preferred Stock held by the La Rue Trusts.

/(10)/ Includes 24,833 share issuable upon conversion of Preferred Stock held as separate property and 1,235,004 shares held of record or beneficially by SDP, including 16,667 shares issuable upon conversion of shares of Preferred Stock held by SDP, of which Daphne Pyhrr is a general partner.

/(11)/  Includes 16,667 shares of Preferred Stock held by SDP.

/(12)/ Includes 16,667 shares issuable upon conversion of 16,667 shares of Preferred Stock held by SDP.

/(13)/ Includes 1,593,220 shares beneficially owned by PAP, of which Peter Pyhrr is the sole general partner.

/(14)/ Includes 380,271 shares held of record by Eaglewood Properties I, Ltd. of which Mr. Sutherland is an officer and Director of the general partner; and 298,796 shares beneficially owned by Plaza Realty One Limited Partnership, of which Mr. Sutherland is an officer and the sole Director of the general partner.

/(15)/ Includes 1,084,000 shares issuable upon conversion of Preferred Stock held by such persons. Shares beneficially owned by two or more persons have been attributed to only one of such persons.

          Under the regulations of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares the power to vote or dispose of the shares, whether or not such person has any pecuniary interest in such shares, or if such person has the right to acquire the power to vote or dispose of such shares within 60 days, including any right to acquire such power through the exercise of any option warrant or right. Each of the persons named above disclaims that such person is the beneficial owner of any shares not held of record by such person or in which such person has no pecuniary interest and which have been attributed to such person indirectly or by virtue of any right to acquire such shares or any rights with respect thereto.

          The Company is unaware of any arrangements the operation of which may at a subsequent date result in the change of control of the Company.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The table below denotes the affiliation of entities and individuals described in the transactions discussed in this section.

          INDIVIDUAL OFFICERS, DIRECTORS & AFFILIATES OF THE COMPANY

                                 E. Jeff        Charles R.        Robert R.        Peter A.        Stephen A.          Charles
Affiliated Entities               Bomer         Leone, III         Neyland           Pyhrr            Pyhrr           Sutherland
------------------------------------------------------------------------------------------------------------------------------------
Eaglewood Prop. I, Ltd.                                                                                                Officer;
("Eaglewood")                                                                                                          Dir. of
                                                                                                                       General
                                                                                                                       Partner

HCI Equity Partners L.P.                         Officer;         Sole Mgr.
 ("HCI")                                          Dir. of            of
                                                 General          General
                                                 Partner          Partner

HCIE, L.L.C. /(1)/                                                Sole Mgr.

JDB Investments, Ltd.           General &
                                 Limited
                                 Partner
PAP Investments, Ltd.                                                              General &
                                                                                    Limited
                                                                                   Partner


Penntex Services, Inc./(1)/                 Dir.;
                                          President

                                 E. Jeff        Charles R.        Robert R.        Peter A.        Stephen A.          Charles
Affiliated Entities               Bomer         Leone, III         Neyland           Pyhrr            Pyhrr           Sutherland
------------------------------------------------------------------------------------------------------------------------------------
Plaza Realty One Limited                                                                                               Officer;
Partnership ("PRO")                                                                                                     Dir. of
                                                                                                                        General
                                                                                                                        Partner
SDP Investments, Ltd.                                                                               General &
                                                                                                  Limited Partner

__________________
/(1)/  A general partner of HCI Equity Partners, L.P.

$125,000 Loan by Peter A. Pyhrr and Conversion to Series A Preferred Stock
--------------------------------------------------------------------------

          On January 27, 1995, Peter A. Pyhrr, a Director of the Company, made a $125,000 unsecured demand loan to the Company to enhance its liquidity for operations, bearing interest at prime rate plus one and one-half percent per annum. Pursuant to a letter agreement, dated January 27, 1995, among Messrs. John W. Ballard, Gary J. Davis, E. Jeff Bomer in behalf of JDB, Stephen A. Pyhrr in behalf of SDP, Peter A. Pyhrr in behalf of PAP, EWMW Limited Partnership and PRO (herein collectively, "loan guarantors"), the Company and Mr. Peter A. Pyhrr, the loan guarantors agreed to underwrite repayment of the loan by advancing funds to the Company in amounts set forth in accordance with the letter agreement in the event that the loan was not repaid by the Company upon demand. The loan was given priority of payment over the loan obligations of the Company to Horizon Bank and proceeds from exercise of outstanding Company warrants were to be applied first in payment of the loan. Messrs. Ballard, Bomer, Davis, Peter Pyhrr and Stephen Pyhrr are Directors of the Company, and PRO is an affiliate of Charles Sutherland, an affiliate of the Company. None of the loan guarantors nor their affiliates received any special consideration for extending the guaranty, and Mr. Peter Pyhrr did not receive any compensation other than the stated interest as consideration for the loan.

          On June 18, 1996, in connection with the Series A Preferred Stock Placement (as hereinafter defined), Mr. Peter Pyhrr tendered the $125,000 principal of the loan and was issued 83,333 shares of Series A Preferred Stock of the Company therefor at $1.50 per share.

Issuance and Conversion of 2,000 Shares of Company Preferred Stock
------------------------------------------------------------------

          On September 28, 1995, the Company issued 2,000 shares of $.01 par value, non-voting Preferred Stock, bearing a dividend rate of 10% per annum, at a purchase price of $100 per share, of which 500 shares were sold to each of PAP, SDP, JDB and Eaglewood. The Preferred Stock was redeemable by the Company at par prior to January 16, 1996, and thereafter each share was convertible into 160 shares of Company Common Stock. The $200,000 proceeds from the sale of the Preferred Stock were utilized by the Company to repay Home for monies previously advanced by Home to the Company to pay expenses of the Home Transaction and debt service on the Horizon Bank loan to the Company. In meeting the net worth test in accordance with HUD regulations applicable to Home, intercompany advances such as those from Home to the Company are not qualified assets. The effect of the sale of the Preferred Stock and use of the proceeds to repay the Home advances was a $200,000 increase in Home's net worth for HUD qualification purposes. Effective April 19, 1996, the holders of all 2,000 outstanding shares of non-voting Preferred Stock converted the Preferred Stock and accrued and unpaid dividends thereon into an aggregate of 337,708 shares of Company Common Stock, with each of PAP, SDP, JDB and Eaglewood receiving 84,427 shares of Company Common Stock.

$200,000 Loan by Stockholders
-----------------------------

          On January 29, 1996, certain stockholders who are Directors, officers or affiliates of the Company made unsecured, non-interest bearing advances to the Company in the aggregate principal amount of $200,000 which were due to be repaid upon demand, including advances in the amount of $100,000 from Peter A. Pyhrr, a Director of the Company, and $25,000 each from E. Jeff Bomer, a Director of the Company, SDP, an affiliate of Stephen A. Pyhrr, a Director of the Company, and $50,000 from Eaglewood, an affiliate of an affiliate of the Company. These advances were utilized by the Company to increase the equity capitalization of Home, so that Home could achieve the level of capitalization required by FHA to allow Home to approve new Correspondents and dealers, without prior submission to FHA. As a result of the Series A Preferred Stock Placement, the advances of Peter Pyhrr and SDP in the principal amount of $100,000 and $25,000, respectively, were tendered in payment for the issuance of 66,667 shares and 16,667 shares, respectively, of Company Series A Preferred Stock; and the remaining $75,000 principal amount of advances by Mr. Bomer and by Eaglewood were repaid out of the proceeds from sale of shares of Series A Preferred Stock in connection with the Series A Preferred Stock Placement.

1,500,000 Share Series A Preferred Stock Placement
--------------------------------------------------

          As of June 18, 1996, the Company issued and sold an aggregate of 1,500,000 shares of Series A Preferred Stock for the purchase price of $1.50 per shares or an aggregate gross consideration of $2,250,000, most of which was purchased by certain Directors and officers of the Company and Home, and affiliates of such persons ("Series A Preferred Stock Placement"). An aggregate of 1,000,000 shares of the Series A Preferred Stock was purchased by HCI pursuant to the Preferred Stock Purchase Agreement, dated May 3, 1996, as amended ("HCI Agreement"). Messrs. Charles R. Leone, III and Robert R. Neyland, who are affiliates of the general partners of HCI, have been elected to the Board of Directors of the Company pursuant to director-election provisions of the HCI Agreement. The HCI Agreement provides that the Board of Directors of the Company will not exceed nine members and that holders of the majority of the shares of Series A Preferred Stock purchased by HCI shall be entitled to designate two nominees to the Company's Board of Directors, as a separate class, as long as at least 50% of the shares of Series A Preferred Stock purchased by HCI remain outstanding. In addition, the HCI Agreement imposes certain covenants upon the Company, including maintenance of the Company's eligibility under the Fannie Mae seller/servicer loan purchase program, maintenance of the Company's FHA Insurance for Title I Loans (with certain exceptions), compliance with other material contracts and loans, and delivery of annual and periodic reports to holders of the shares of Series A Preferred Stock purchased by HCI, among other things. A total of 150,000 shares of Series A Preferred Stock was issued to Peter A. Pyhrr in payment of the discharge of an aggregate of $225,000 principal amount of loans by Mr. Pyhrr to the Company and an additional 35,495 shares of the Series A Preferred Stock were purchased for the benefit of members of Mr.

Pyhrr's family. An aggregate of 16,667 shares of Series A Preferred Stock were issued to SDP, an affiliate of Stephen A. Pyhrr, in payment and discharge of $25,000 principal amount of a loan by SDP to the Company, and an additional 24,833 shares of the Series A Preferred Stock were purchased by members of Mr. Stephen Pyhrr's family. An aggregate of 90,333 share of the Series A Preferred Stock were purchased by or in behalf of officers and employees of the Company and Home and members of their families.

          The Series A Preferred Stock has a cumulative annual dividend of $.18 per share, payable quarterly before any distribution to holders of Common Stock, with mandatory payment of dividends required for the first four full quarterly periods after issue. Shares of Series A Preferred Stock are convertible at any time into one share of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable at par plus accrued, unpaid dividends, at the option of the Company, at any time after May 31, 1998. Each share of Series A Preferred Stock is entitled to one vote with respect to all matters submitted to a vote of the stockholders of the Company, and holders of series A Preferred Stock are entitled to vote as a class as provided by law in connection with any amendment to the Articles of Incorporation or Bylaws of the Company, or any other corporate action that would adversely affect the holders of Series A Preferred Stock. Shares of Series A Preferred Stock are entitled to a liquidation preference of $1.50 per share, plus any accrued, unpaid dividends, before any distribution to holders of Common Stock upon dissolution of the Company.

          Holders of all shares of Series A Preferred Stock purchased in the Series A Preferred Stock Placement were granted "piggyback" registration rights covering the shares of Common Stock into which the Series A Preferred Stock is convertible after nine months from the date of issuance of the Series A Preferred Stock which rights terminate after three years from the date of issuance of the Series A Preferred Stock. No fees, commissions or other special compensation was paid for placement of the shares in connection with the Series A Preferred Stock Placement. The Company has entered into a consulting agreement with representatives of HCI providing for fees aggregating $60,000 over a one year period, including $20,000 to each of Messrs. Leone and Neyland, Directors of the Company.

Inspection Services Arrangement
-------------------------------

          Since April 1994, Home has engaged HomeSpec of Texas ("HomeSpec"), a proprietorship of David W. Ballard, son of John W. Ballard, Chairman of the Board and President of the Company and Director and President of Home, to provide or arrange for inspections of home improvement contract work financed by loans funded by Home. All Title I Loans in excess of $7,500 are required by applicable regulations to have a physical inspection of the improvements financed, and Home currently collects an inspection fee of $75 with respect to each loan funded by Home. Home has made arrangements with HomeSpec to provide the necessary inspection services, directly or through a network of appraisers or realtors in other locations, for fees that do not exceed $75 for each inspection. In fact, inspection fees by HomeSpec have generally ranged from $35 to $55 per loan depending upon the location, although it may be expected that in connection with direct loans where Home advances funds prior to commencement of construction, the inspection may require more effort and approach or be equal to the $75 fee collected by Home. During the fiscal years ended September 30, 1996 and 1995, Home paid HomeSpec an aggregate of $69,715 and $55,675, respectively, for inspection services. David W. Ballard is a licensed appraiser regularly engaged in making residential appraisals for the City of Austin and Travis County, Texas.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The following financial statements and exhibits are filed with and as a part of this Annual Report:

               (1)  Financial Statements
                    --------------------

                                                                        Page No.
                                                                        --------

               Index to Financial Statements                             F-1

               Report of Independent Accountants                         F-2

               Consolidated Balance Sheets as                            F-3
               of September 30, 1996 and September 30, 1995

               Consolidated Statements of Operations                     F-4
               For the Years Ended September 30, 1996 and 1995

               Consolidated Statements of Changes in Stockholders'       F-5
               Equity For the Years Ended September 30, 1996 and 1995

               Consolidated Statements of Cash Flows                     F-6
               For the Years Ended September 30, 1996 and 1995

               Notes to Financial Statements                             F-7


               (2)  Exhibits
                    --------

Exhibit No.    Description of Document                              (Reference)
--------------------------------------------------------------------------------

2              Stock Exchange Agreement, dated as of
               June 1, 1994, among the Home Parties,                       (1)
               the Company and the Company's stockholder.

3(i).1         Articles of Incorporation of Lezak Energy
               Group, Inc., filed with the State of Nevada                 (2)
               on October 8, 1980.

3(i).2         Certificate of Amendment of Articles of
               Incorporation of Lezak Energy Group, Inc.,                  (2)
               filed with the State of Nevada on
               October 26, 1982.

Exhibit No.    Description of Document                               (Reference)
--------------------------------------------------------------------------------

3(i).3         Certificate of Amendment of Articles of
               Incorporation of Enterprise Oil and Gas Corp.,               (2)
               filed with the State of Nevada on
               October 29, 1982.

3(i).4         Certificate of Amendment of Articles of
               Incorporation of Enterprise Oil and Gas Corp.,               (2)
               filed with the State of Nevada on July 27, 1983.

3(i).5         Certificate of Amendment of Articles of
               Incorporation of Enterprise Technologies, Inc.,              (2)
               filed with the State of Nevada on September 12, 1983.

3(i).6         Certificate of Amendment of Articles of
               Incorporation of Enterprise Technologies, Inc.,              (2)
               filed with the State of Nevada on January 12, 1990.

3(i).7         Certificate of Amendment of Articles of
               Incorporation of Enterprise Entertainment Group,             (2)
               Inc., filed with the State of Nevada on
               April 5, 1993.

3(i).8         Certificate of Amendment of Articles of
               Incorporation of the Company, filed with the                 (3)
               State of Nevada on November 29, 1994, changing the name of the Company to HomeCapital
               Investment Corporation and authorizing Preferred Stock.


3(ii).1        Bylaws of the Company                                        (2)

3(ii).2        Amendment to the Bylaws of the Company
               to Waive Nevada Control Shares                               (3)
               Acquisition Act relative to the Home Transaction.

3(ii).3        Written Consent of the Sole Director of the Company,
               dated as of July 27, 1994, among other things                (2)
               approving amendments to the Bylaws.

4.1            Form of Series A Warrant.                                    (2)

4.2            Form of Series B Warrant.                                    (2)

4.3            Warrants, dated August 26, 1994, held by Plaza
               Realty One Limited Partnership.                              (3)

Exhibit No.    Description of Document                               (Reference)
--------------------------------------------------------------------------------

4.4            Warrants, dated August 26, 1994, held by PAP
               Investments, Ltd.                                            (3)

4.5            Certificate of Designations, Preferences and Rights
               of Preferred Stock, Series A of the Company filed            (6)
               with the State of Nevada on June 14, 1996.

4.6            Amendments to Certificate of Designation of Preferred
               Stock, Series A of the Company, filed with the State of      *
               Nevada on December 19, 1996.

10.1           Warrant Exchange Agreement, dated
               August 26, 1994, between the Company and                     (3)
               Plaza Realty One Limited Partnership and
               PAP Investments, Ltd.

10.2           Option Agreement, dated August 26, 1994,
               between the Company and John W. Ballard.                     (3)

10.3           Conversion Rights Exchange Agreement, dated
               August 26, 1994, among the Company, Home,                    (3)
               Plaza Realty One Limited Partnership and
               PAP Investments, Ltd.

10.4           Employment Agreement, dated June 21, 1993,
               between John W. Ballard and Home.                            (3)

10.5           Loan Agreement, dated October 5, 1994,
               between the Company and Horizon Bank                         (3)
               and Trust, SSB.

10.6           Warehouse and Security Agreement,
               dated December 1, 1994, between Home and                     (4)
               First National Bank of Keystone, N.A..

10.7           Letter, dated December 19, 1995, of Keystone
               Bank, renewing and extending the Warehouse                   (4)
               and Security Agreement between Home and
               Keystone Bank.

10.8           Letter Agreement, dated January 27, 1995, among
               the Company, Gary J. Davis, EWMW Ltd. Partnership,           (4)
               Plaza Realty One Limited Partnership, JDB Investments,
               Ltd., SDP Investments, Ltd., PAP Investments, Ltd.
               and John W. Ballard.

Exhibit No.    Description of Document                               (Reference)
--------------------------------------------------------------------------------

10.9           Form of Subscription Agreement, dated
               September 29, 1995, for shares of preferred                  (4)
               stock of the Company and Schedule of Signatories.

10.10          Form of Subscription Agreement, dated
               September 29, 1995, for shares of common                     (4)
               stock of the Company and Schedule of Signatories.

10.11          Adoption Agreement, effective January 1, 1995,
               as amended, between Home and the trustees,                   (4)
               John W. Ballard and Anna Walker, of the 401(k)
               Profit Sharing Plan of Home.

10.12          Mortgage Selling and Servicing Contract, dated
               March 1, 1996, between Home and the Federal                  (5)
               National Mortgage Association.

10.13          Master Agreement No. MD01546, effective as of
               May 9, 1996, between Home and the Federal National            *
               Mortgage Association.

10.13a         First Amendment to Master Agreement No. MD01546,
               effective as of July 3, 1996, between Home and the            *
               Federal National Mortgage Association.

10.13b         Second Amendment to Master Agreement No. MD01546,
               effective as of September 3, 1996, between Home and the       *
               Federal National Mortgage Association.

10.13c         Third Amendment to Master Agreement No. MD01546,
               effective as of October 25, 1996, between Home and the        *
               Federal National Mortgage Association.

10.14          Employment Agreement, dated as of June 1, 1996, between
               Home and Tommy M. Parker.                                     *

10.15          HomeCapital Investment Corporation 1996 Stock
               Option Plan.                                                  *

10.16          Warehouse Loan Agreement, dated as of June 1, 1996,
               between Home and Guaranty Federal Bank, F.S.B                 *
               ("Guaranty Federal").

10.16a         First Amendment to the Loan Agreement, dated as of
               July 9, 1996, between Home and Guaranty Federal.              *

Exhibit No.    Description of Document                               (Reference)
--------------------------------------------------------------------------------

10.16b         Second Amendment to the Loan Agreement, dated as of
               September 17, 1996, between Home and Guaranty Federal.        *

10.16c         Third Amendment to the Loan Agreement, dated as of
               October 15, 1996, between Home and Guaranty Federal.          *

10.17          Unconditional Guaranty of the Company, dated as of
               October 15, 1996.                                             *

10.18          Working Capital Line of Credit and Security Agreement,
               dated as of November 8, 1996, between Home and                *
               Guaranty Federal.

10.19          Unconditional Guaranty, dated as of November 8, 1996,
               by the Company.                                               *

10.20          Preferred Stock Purchase Agreement, dated May 3, 1996,
               between the Company and HCI Equity Partners, L.P.,           (6)
               including form of Registration Agreement.

10.21          Form of Subscription Agreement for Preferred Stock
               Series A.                                                     *

10.22          License Agreement, dated November 27, 1996, between
               Home and Builders Square, Inc.                                *

21             Subsidiaries of the Company                                  (3)

27             Financial Data Schedule                                       *

------------------
Reference Notes:

               * Filed herewith

                       (1) Exhibit 2 was filed as an Exhibit to Registrant's Current Report on Form 8-K, dated August 26, 1994, and is hereby incorporated herein by this reference.

                       (2)    Exhibits 3(i).1, 3(i).2, 3(i).3, 3(i).4, 3(i).5,
               3(i).6, 3(i).7, 3(ii).1, 3(ii).3, 4.1, and 4.2 were filed as
               Exhibits to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1993, and each is hereby incorporated herein by this reference.

                       (3)    Exhibits 3(i).8, 3(ii).2, 4.3, 4.4, 10.1, 10.2,
               10.3, 10.4, 10.5, and 21 were filed as Exhibits to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, and each is hereby incorporated herein by this reference.

                       (4)    Exhibits 10.6, 10.7, 10.8, 10.9, 10.10, and 10.11
               were filed as Exhibits to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 and each is incorporated herein by reference.

                       (5) Exhibit 10.12 was filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996, and is hereby incorporated herein by their reference.

                       (6) Exhibits 4.5 and 10.20 were filed as Exhibits to Registrant's Quarterly Report on Form 10-QSB for the three months ended June 30, 1996, and each is incorporated herein by this reference.

          (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended September 30, 1996.



                     [This space intentionally left blank]

                                  SIGNATURES
                                  ----------


       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HOMECAPITAL INVESTMENT CORPORATION
                              (Registrant)


Date:  December 27, 1996      By:  /s/John W. Ballard
                                   -----------------------------------
                                   JOHN W. BALLARD, President

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 27, 1996            By:  /s/ John W. Ballard
                                         -----------------------------
                                         JOHN W. BALLARD, President,
                                         Chief Executive Officer and
                                         Chairman of the Board of Directors


Date:  December 27, 1996            By:  /s/ Tommy M. Parker
                                         -----------------------------
                                         TOMMY M. PARKER, Treasurer
                                         and Chief Financial Officer


Date:  December 27, 1996            By:  /s/ Rebecca F. Blanchard
                                         -----------------------------
                                         REBECCA F. BLANCHARD, Principal
                                         Accounting Officer


Date:  December 27, 1996            By:  /s/ E. Jeff Bomer
                                         -----------------------------
                                         E. JEFF BOMER, Secretary
                                         and Director


Date:  December 27, 1996            By:  /s/ Peter A. Pyhrr
                                         -----------------------------
                                         PETER A. PYHRR, Director


Date:  December 27, 1996            By:  /s/ Stephen A. Pyhrr
                                         -----------------------------
                                         STEPHEN A. PYHRR, Director

Date:  December 27, 1996            By:  /s/ Gary J. Davis
                                         ------------------------------
                                         GARY J. DAVIS, Director


Date:  December 27, 1996            By:  /s/ Charles R. Leone, III
                                         ------------------------------
                                         CHARLES R. LEONE, III, Director


Date:  December 27, 1996            By:  /s/ Robert R. Neyland
                                         ------------------------------
                                         ROBERT R. NEYLAND, Director


Date:  December 27, 1996            By:  /s/ Walter W. Stoeppelwerth
                                         ------------------------------
                                         WALTER W. STOEPPELWERTH, Director


Date:  December 27, 1996            By:  /s/ J. Rolfe Johnson
                                         ------------------------------
                                         J. ROLFE JOHNSON, General Counsel
                                         and Director

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

                             FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1996 AND 1995

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                         INDEX TO FINANCIAL STATEMENTS

                                                                     PAGE
                                                                     ----
Report of Independent Accountants                                     F-2

Audited Financial Statements

        Consolidated Balance Sheets                                   F-3

        Consolidated Statements of Operations for the Years Ended
        September 30, 1996 and 1995                                   F-4

        Consolidated Statements of Changes in Stockholders' Equity
        for the Years Ended September 30, 1996 and 1995               F-5

        Consolidated Statements of Cash Flows for the Years Ended
        September 30, 1996 and 1995                                   F-6

        Notes to Consolidated Financial Statements                    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
HomeCapital Investment Corporation

We have audited the accompanying consolidated balance sheets of HomeCapital Investment Corporation and Subsidiary as of September 30, 1996 and 1995 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeCapital Investment Corporation and Subsidiary as of September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

Austin, Texas
December 11, 1996

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1996 and 1995

               ASSETS                                               1996                     1995
                                                               ----------------          --------------
  Cash                                                         $       343,484           $      25,716
  Cash deposits, restricted                                            705,754               -
  Loans held for sale, net                                           4,479,550               1,697,735
  Excess servicing receivable                                        5,078,584               -
  Prepaid and other assets                                             240,681                  56,267
  Furniture, fixtures and equipment, net                               646,082                 373,860
  Deferred tax assets                                                  190,502               -
                                                               ----------------          --------------
               Total assets                                    $    11,684,637           $   2,153,578
                                                               ================          ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

  Notes payable                                                $       158,339           $     383,335
  Revolving lines of credit                                          4,064,180               1,498,057
  Capital lease obligations                                             14,352                  41,814
  Accrued expenses and other liabilities                             1,264,766                 122,113
  Allowance for credit losses on loans sold                            175,000                  80,000
  Income taxes payable                                               1,104,543               -
                                                               ----------------          --------------
               Total liabilities                                     6,781,180               2,125,319
                                                               ----------------          --------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000 shares authorized;
   1,500,000 and 2,000 shares of cumulative convertible Series
    A stock issued (liquidation value of $2,250,000 and $200,000)       15,000                      20
  Common stock, $.01 par value; authorized 100,000,000
   shares; 7,292,711 and 6,887,975 shares issued and outstanding        72,927                  68,879
  Additional paid-in capital                                         3,688,433               1,325,201
  Retained earnings (deficit)                                        1,184,348              (1,301,585)
  Notes receivable for stock                                           (57,251)                (64,256)
                                                               ---------------           -------------

               Total stockholders' equity                            4,903,457                  28,259
                                                               ---------------           -------------

               Total liabilities and stockholders' equity      $    11,684,637           $   2,153,578
                                                               ===============           =============


   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended September 30, 1996 and 1995

                                                                1996                         1995
                                                          --------------                --------------
Revenues:
    Gain on sale of loans                                 $    7,753,507                $  3,201,491
    Interest - loans                                             627,365                     330,564
    Interest - other                                               6,827                      16,240
    Loan servicing income                                        390,571                   -
    Other income                                                 135,333                     147,468
                                                          --------------                --------------

                Total revenues                                 8,913,603                   3,695,763
                                                          --------------                --------------
Costs and Expenses:
    Salaries and employee benefits                             2,211,579                   1,718,297
    Servicing costs                                              265,546                   -
    Loan costs                                                   513,404                     354,655
    General and administrative                                 1,643,852                   1,186,725
    Occupancy                                                    336,894                     192,689
    Interest                                                     462,064                     315,442
                                                          --------------                --------------

                Total costs and expenses                       5,433,339                   3,767,808
                                                          --------------                --------------

Income (loss) before income taxes                              3,480,264                     (72,045)
Provision for income taxes                                       914,041                   -
                                                          --------------                --------------
                Net income (loss)                         $    2,566,223                $    (72,045)
                                                          ==============                ==============

Income (loss) per common and common  equivalent share:
    Primary:
        Earnings (loss) per common share                  $          .32                $       (.01)
                                                          ==============                ==============
        Weighted average number of common and common
         equivalent shares outstanding                         7,824,111                   6,109,177
                                                          ==============                ==============
    Fully Diluted:
        Earnings per common share                         $          .30
                                                          ==============
        Weighted average number of fully diluted common
         shares outstanding                                    8,425,296
                                                           =============

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Years Ended September 30, 1996 and 1995

                                       Common Stock              Preferred Stock        Additional      Retained          Notes
                                  ----------------------     ----------------------      Paid-In        Earnings        Receivable
                                   Shares       Dollars       Shares       Dollars       Capital       (Deficit)        For Stock
                                  ---------   ----------     --------     ---------   -------------   ------------    --------------

Balance, October 1, 1994          4,936,720    $  49,367        2,000      $    20     $   898,613    $ (1,190,587)   $   (73,012)

Conversion of Subsidiary
 preferred stock to the
    Company's common stock        1,619,755       16,197       (2,000)         (20)         22,776         (38,953)       __

Conversion of debt to common
stock                               331,500        3,315        __            __           203,832         __             --

Write-off of loans of notes
receivable                           __            __           __            __           __              __               8,756

Sale of preferred stock              __            __           2,000           20         199,980         __             __

Net loss                             __            __           __            __           __                (72,045)     __
                                  ---------     --------   ----------   ----------    ------------   ---------------   ----------
Balance, September 30, 1995       6,887,975       68,879        2,000           20       1,325,201        (1,301,585)     (64,256)
                                  ---------     --------   ----------   ----------    ------------   ---------------   ----------
Conversion of preferred
stock                               337,708        3,378       (2,000)         (20)        __                 (3,358)     __

Sale of preferred stock               __           __       1,500,000       15,000       2,095,790             __         __

Exercise of Series A
warrants                             67,028          670        __            __           267,442             __         __

Write-off of notes
receivable                            __           __           __            __           __                  __           7,005

Preferred stock dividends             __           __           __            __           __                (76,932)     __

Net Income                            __           __           __            __           __              2,566,223      __
                                  ---------    ----------   ----------    --------    ------------   ---------------   ------------
Balance, September 30, 1996       7,292,711    $  72,927    1,500,000     $ 15,000    $  3,688,433   $     1,184,348    $ (57,251)
                                  =========    ==========   ==========    ========    ============   ===============   ============
                                       Stockholders'
                                         Equity
                                       -----------
Balance, October 1, 1994               $  (315,599)

Conversion of Subsidiary
 preferred stock to the
    Company's common stock                 __

Conversion of debt to common
stock                                      207,147

Write-off of loans of notes
receivable                                   8,756

Sale of preferred stock                    200,000

Net loss                                   (72,045)
                                      -------------
Balance, September 30, 1995                 28,259
                                      -------------
Conversion of preferred
stock                                      __

Sale of preferred stock                  2,110,790

Exercise of Series A
warrants                                   268,112

Write-off of notes
receivable                                   7,005

Preferred stock dividends                  (76,932)

Net Income                               2,566,223
                                      -------------
Balance, September 30, 1996           $  4,903,457
                                      =============



  The accompanying notes are an intergral part of the consolidated financial statements.

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended September 30, 1996 and 1995

                                                                             1996                   1995
                                                                      ------------------     ------------------
Cash flows from operating activities:
  Net income (loss)                                                   $     2,566,223        $      (72,045)
  Adjustments to reconcile net income
  (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization                                            210,796                63,769
     Deferred tax benefit                                                    (190,502)            --
     Provision for credit losses                                              220,000                50,000
     Write-off of notes receivable                                              7,005                 8,756
     Gain on sale of loans                                                 (7,753,507)           (3,201,491)
     Proceeds from sale of loans                                           99,981,699            64,281,747
     Purchase and origination of loans                                   (100,304,528)          (60,882,595)
     Change in operating assets and liabilities:
          Increase in cash deposits, restricted                              (705,754)            --
          (Increase) decrease in prepaid and other assets                    (189,088)               24,810
          Increase (decrease) in accrued expenses and other
               liabilities                                                  2,247,196              (191,225)
                                                                      ------------------     ------------------

                 Net cash provided by (used in) operating activities       (3,910,460)               81,726
                                                                      ------------------     ------------------

Cash flows used in investing activities -
  Purchase of furniture, fixtures and equipment                              (387,408)             (268,299)


Cash flows from financing activities:
  Increase (decrease) in revolving lines of credit                          2,566,123               (51,977)
  Proceeds from notes payable                                                 200,000               425,000
  Payments on notes payable                                                  (174,995)             (324,990)
  Loans to stockholders                                                     --                      (35,744)
  Proceeds from sale of preferred stock                                     1,860,790               200,000
  Proceeds from exercise of Series A warrants                                 268,112             --
  Payments on capital lease obligations                                       (27,462)            --
  Preferred stock dividends                                                   (76,932)            --
                                                                      ------------------     ------------------

                 Net cash provided by financing activities                  4,615,636               212,289
                                                                      ------------------     ------------------

Increase in cash and cash equivalents                                         317,768                25,716

Cash, beginning of year                                                        25,716             --
                                                                      ------------------     ------------------
 Cash, end of year                                                    $       343,484        $       25,716
                                                                      ==================     ==================

  The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS
     --------------------

     THE COMPANY AND SUBSIDIARY
     --------------------------

     HomeCapital Investment Corporation, a public holding company, (formerly Andromeda Capital Corporation) ("HomeCapital") was incorporated in the state of Nevada on October 8, 1980. On May 30, 1984, HomeCapital voluntarily filed a petition in accordance with Sections 1107 and 1108 of the Bankruptcy Code and was authorized to continue in possession of its property and manage and operate its business as Debtor-in-Possession. On October 3, 1989, a plan of reorganization (the "Plan") was confirmed and approved by the Bankruptcy Court.

     Pursuant to the Plan, all shares of preferred and common stock of HomeCapital issued and outstanding as of the date of confirmation of the Plan ("Old Shares"), were deemed canceled, annulled and extinguished. In exchange for every 100 Old Shares, the holder was entitled, pursuant to the Plan, to receive one unit of securities issued by HomeCapital (the "Units"), each Unit consisting of one share of Common Stock ("New Shares") and one Series A Warrant which upon exercise entitled the holder to one New Share of Common Stock and one Series B Warrant. The holder of each Series B Warrant was entitled, upon exercise, to one New Share of Common Stock. (See Note 15)

     HomeOwners Mortgage & Equity, Inc. ("Home") was formed in May 1993 as a Delaware Corporation. On August 26, 1994, the shareholders of Home contributed 100% of the outstanding common stock of Home to HomeCapital in exchange for 4,100,376 newly issued shares of common stock of HomeCapital. This transaction resulted in the previous shareholders of Home owning approximately 83% of the outstanding common stock of HomeCapital, with HomeCapital owning 100% of the outstanding common stock of Home. As of the acquisition date, HomeCapital was a public company with no business operations and net liabilities of $7,500. This reverse acquisition was accounted for as a recapitalization with carryover basis of assets and liabilities. Accordingly, the financial statements reflect the results of the operations of Home prior to the acquisition date and consolidated (the "Company") from that date forward. Intercompany transactions and balances have been eliminated.

     DESCRIPTION OF OPERATIONS
     -------------------------

     The Company through its loan correspondents and home improvement contractors originates and purchases home improvement loans ("Loans") and is approved to engage in lending activities under the Department of Housing and Urban Development ("HUD") Title I Program. As such, the Company is subject to regulation and examination by this agency. Pursuant to that program, 90% of the principal balances of the Loans are U.S. Government insured ("Title I Loans").

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     CASH DEPOSITS, RESTRICTED
     -------------------------

     Restricted cash represents unremitted funds received in connection with the servicing of Loans sold with servicing retained that have not been remitted to the purchasers of such Loans as of September 30, 1996. The liability for these unremitted funds is included in the balance sheet under the caption of accrued expenses and other liabilities.

     LOANS HELD FOR SALE, NET
     ------------------------

     Loans held for sale are carried at the lower of aggregated cost or market value in the accompanying balance sheets. Loans held for sale at September 30, 1996 and 1995 have been either originated by the Company or purchased from its Loan Correspondents. The Company funds these Loans primarily through its warehouse line of credit. Purchase premiums, discounts, loan origination fees and related direct origination costs are included in the stated cost of Loans held for sale, and are deferred until the related Loans are sold.

     Provision for credit losses relating to Loans held for sale is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from liquidation of outstanding Loans. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values and giving effect to estimated Federal Housing Administration ("FHA") Insurance recoveries on Title I Loans.

     REVENUE RECOGNITION
     -------------------

     Gain on sale of Loans is recognized upon delivery of Loans to investors. Gain on sale of Loans is calculated based upon the difference between the net sales proceeds and the carrying amount of the Loans sold, together with excess servicing receivable determined on the date of sale.

     The Company retains the right to service loans it sells to others for which it receives a servicing fee expressed as a percent of the loan amount. The servicing fee ranges from 1.00% up to a maximum of 5.00% of the outstanding principal balance of the serviced loans. The Company presently subcontracts the loan servicing activities for a fee of 0.75% which the Company believes is a normal servicing fee.

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     EXCESS SERVICING RECEIVABLE
     ---------------------------

     The excess servicing receivable is calculated based upon the present value of the estimated future servicing revenues after considering the effects of the estimated prepayments, defaults, servicing costs and other costs. The discount rate utilized is based upon the assumptions that market participants would use for similar financial instruments subject to
     prepayments, defaults, collateral value and interest rate risks.   The
     carrying value of the excess servicing receivable is amortized in proportion to and over the period of estimated net future excess servicing fee income, for which the amortization is recorded as a charge against servicing fee income.

     The estimated future servicing cash flows were discounted using rates that averaged 12.5% for the year ended September 30, 1996. The Company has developed its prepayment and default assumptions based on experience with its own portfolio, available market data and information from regulatory agencies. In determining expected cash flows, management considers economic conditions at the date of sale.

     The Company periodically reviews the excess servicing receivable for impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term, and credit quality. The Company generally makes loans to individuals whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that these borrowers are payment sensitive rather than interest rate sensitive. Consequently, the Company does not consider interest rates a predominant risk characteristic for purposes of impairment. Impairment, if any, is recognized through a valuation allowance in the period of impairment. There were no material adjustments to the carrying value of the excess servicing receivable during fiscal 1996.

     ALLOWANCE FOR CREDIT LOSSES ON LOANS SOLD
     -----------------------------------------

     Loans sold by the Company are sold with limited recourse (see note 14). These transactions are accounted for as sales because 1) the Company surrenders control of the future economic benefits of the loans, 2) the obligation under the recourse provision can be reasonably estimated and 3) the purchaser cannot require the Company to repurchase the loans except pursuant to the recourse provision. The Company provides an estimate for credit losses related to this recourse provision. Such amounts are incurred over the period subject to recourse.

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     ALLOWANCE FOR CREDIT LOSSES ON LOANS SOLD, CONTINUED
     ----------------------------------------------------

     Recourse to the Company on sales of Loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on Loans sold represents the Company' s best estimate of its probable future credit losses to be incurred over the life of the Loans, giving effect to estimated FHA Insurance recoveries on Title I Loans. The allowance for losses on Loans sold with recourse is shown separately as a liability on the Company's balance sheet.

     LOAN SERVICING INCOME
     ---------------------

     Fees for servicing Loans originated or acquired by the Company and sold with servicing rights retained are generally based on a stipulated percentage of the outstanding principal balance of such Loans and are recognized when earned. Interest received on Loans sold, less amounts paid to investors, is reported as loan servicing income. Excess servicing receivable is amortized systematically to reduce loan servicing income to an amount representing normal servicing income and the present value discount. Late charges and other ancillary income are recognized when collected.

     FURNITURE, FIXTURES AND EQUIPMENT, NET
     --------------------------------------

     Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Expenditures for major renewals and improvements are capitalized while minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to expense. Gains or losses on disposal of fixed assets are reflected in operations.

     Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, ranging from 5 to 7 years. Leasehold improvements are depreciated over the term of the lease, ranging from 1 to 5 years.

     FEDERAL AND STATE INCOME TAXES
     ------------------------------

     The Company and Home file separate Federal and State income tax returns. The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and measured using the enacted tax rates and laws.

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     CREDIT CONCENTRATIONS
     ---------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, Loans held for sale and excess servicing receivable. Concentration of credit risk and mitigating factors regarding Loans and excess servicing receivable are described above. The Company places its cash in several major financial institutions thereby limiting the Company's exposure to concentrations of credit risk. The operating accounts of the Company exceeded the amount insured by the Federal Deposit Insurance Corporation by an aggregate of $1,198,326 at September 30, 1996.

     The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. As of September 30, 1996, the Company had outstanding commitments to extend credit or purchase loans in the amounts of approximately $45,073,000.

     RECENTLY ISSUED ACCOUNTING STANDARDS
     ------------------------------------

     In March 1995, the Financial Accounting Standards Board (the "FASB") issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121"). SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 is effective for fiscal years beginning after December 15, 1995.
     In the event that facts and circumstances indicate that the cost of long-lived assets other than financial instruments and deferred tax assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The Company believes SFAS No. 121 will have no material impact on the Company's results of operations or financial condition as a result of implementing the pronouncement during fiscal 1997.

     In May 1995, the FASB issued SFAS No. 122 which requires that upon sale or securitization of servicing-retained finance contracts, the Company capitalize the cost associated with the right to service the finance contracts based on their relative fair values. Fair value is determined by the Company based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing right is amortized in proportion to and over the period of estimated net future servicing fee income. The Company has not determined the effect on its operating results or financial condition when it adopts SFAS No. 122, which is required in fiscal 1997.

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED
     -----------------------------------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to suppliers in amounts based on the price of its common stock or other equity instruments. The Company will continue to account for stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will make the required disclosures in its 1997 fiscal year financial statements.

     The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. It also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income and (b) assessment of impairment or increased obligation based on their fair values. The Company has not adopted the new standard for the current period, but must adopt the new requirements effective January 1, 1997. The Company has not determined the effect on results of operations or financial condition in the period of adoption.

     EARNINGS PER SHARE
     ------------------

     The computation of primary earnings per share is based on the weighted average number of common shares outstanding during the period plus, when dilutive, common equivalent shares which include outstanding warrants (456,170) and stock options (see Notes 15 and 16) using the treasury stock
     method.   Fully diluted earnings per share additionally assumes conversion of the Company's 1,500,000 outstanding shares of Preferred Stock, Series A. The number of contingent shares used in the fully diluted calculation is based on the market price of the Company's common stock as of September 30, 1996. Net earnings used in the computation of earnings per share are reduced by preferred stock dividend requirements.

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------


     USE OF ESTIMATES
     ----------------

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


     RECLASSIFICATIONS
     -----------------

     Certain accounts and balances in the financial statements for the year ended September 30, 1995, have been reclassified to be consistent with the 1996 account classifications


3.   FAIR VALUES OF FINANCIAL INSTRUMENTS
     ------------------------------------

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and , in many cases, could not be realized in immediate settlement of the instrument.

     SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


3.   FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED
     -----------------------------------------------


     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at September 30, 1996 are set forth below.

                                                  Carrying    Estimated Fair
                                                    Value          Value
                                                 -----------  --------------
     Financial Assets:
        Cash (a)                                 $   339,074    $     339,074
        Loans held for sale (b)                     4,604,550       4,896,900
        Excess Servicing Receivable (c)             5,078,584       5,078,584
     Financial Liabilities:
        Debt obligations (d)                        4,078,532       4,078,532
     ----------------------

     (a) The carrying value of cash is considered to be a reasonable estimate of fair value.

     (b) The fair value is estimated by using current investor yields or outstanding commitments from investors after consideration of non-qualified loans and the collateral securing such Loans.

     (c) The fair value is estimated by discounting future cash flows using rates available for instruments with similar risks, terms and remaining maturities.

     (d) The debt obligations are primarily adjustable rate instruments and indexed to the prime rate or Federal Funds rate; therefore, carrying value is a reasonable estimate of fair value. Capitalized equipment leases have implicit fixed interest rates ranging from 14.4% to 25.6%, which approximate fair value in the aggregate.

     The fair value estimates made at September 30, 1996 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

     Fair value estimates are based on existing on-and-off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. In addition, the tax implications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.   LOANS HELD FOR SALE
     -------------------

     Loans held for sale consisted of the following at September 30, 1996 and 1995:

                                                1996            1995
                                             -----------     -----------
     Title I Loans                           $ 4,387,460     $ 1,678,807
     Conventional loans                           52,462               -
     Commercial loans                             51,620               -
     Capitalized loan origination fees and
          costs, net                             113,008          18,928
                                             -----------     -----------
                                               4,604,550       1,697,735

     Allowance for credit losses                (125,000)              -
                                             -----------     -----------
                                 Total       $ 4,479,550     $ 1,697,735
                                             ===========     ===========

     The serviced Loan portfolio which includes Loans sold to investors and Loans retained by the Company aggregated approximately $92,743,000 at September 30, 1996.

5.   ALLOWANCE FOR CREDIT LOSSES
     ---------------------------

     Changes in the allowance for credit losses for Loans consisted of the following:

                                                                  1996         1995
                                                              -----------   ----------
     Balance at beginning of year                             $    80,000   $   30,000
     Provisions for credit losses                                 220,000       50,000
     Credit losses incurred                                             -            -
                                                              -----------   ----------
     Balance at end of year                                   $   300,000   $   80,000
                                                              ===========   ==========

     Components of Allowance:
     Allowance for credit losses on Loans held for sale       $   125,000   $        -

     Allowance for credit losses on Loans sold                    175,000       80,000

6.   EXCESS SERVICING RECEIVABLE
     ---------------------------

     The activity in the excess servicing receivable is summarized as follows for the year ended September 30, 1996:

              Balance, October 1, 1995              $           -
              Excess servicing additions                5,169,521
              Amortization                                (90,937)
                                                    --------------

              Balance, September 30, 1996           $   5,078,584
                                                    ==============

                       HOMECAPITAL INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


7.   FURNITURE, FIXTURES AND EQUIPMENT
     ---------------------------------

     Furniture, fixtures and equipment consisted of the following at September
     30:

                                               1996          1995
                                            ----------   -----------
    Furniture and fixtures                  $ 207,704    $  159,763
    Equipment                                 324,886       283,815
    Leasehold improvements                     12,569         7,567
    Software cost                             293,395             -
                                            ----------   -----------
                                              838,554       451,145

    Accumulated depreciation                 (192,472)      (77,285)
                                            ----------   -----------

                                            $ 646,082    $  373,860
                                            ==========   ===========

     At September 30, 1996, and 1995, furniture and fixtures includes $55,523 and $105,275, respectively of assets under capital lease with an associated accumulated depreciation of $23,656 and $25,694, respectively.


8.   NOTES PAYABLE:
     --------------

     Notes payable consisted of the following at September 30, 1996 and 1995:

                                                                                        1996           1995
                                                                                     -----------   -------------
     Notes payable to stockholder, uncollateralized, payable
      on demand, accruing interest at prime (8.25% at
      September 30, 1995) plus 1.5%                                                   $        -     $   125,000

     Note payable to bank, guaranteed by certain
      stockholders of the Company, due on demand, or if no
      demand is made, due April 5, 1998, accruing interest at
      prime (8.25% at September 30, 1996) plus 2% (Interest
      only due through April 5, 1995); monthly payments of
      $8,333 thereafter                                                                  158,339         258,335
                                                                                     -----------   -------------
                                                                                      $  158,339     $   383,335
                                                                                     ===========   =============

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


9.  REVOLVING LINES OF CREDIT
    -------------------------

     The Company finances its loans held for sale through a $10,000,000 revolving line of credit agreement, effective September 17, 1996, which matures January 31, 1997 and had an outstanding balance of $3,875,377 at September 30, 1996. The Company receives funding for approximately 98% of the principal on each loan it originates or purchases through the warehouse line. The outstanding principal is collateralized by the original notes and mortgages and repaid upon their sale. Interest accrues at the lower of 350 basis points over the Federal Funds rate (6.09%, at September 30, 1996) or 150 basis points over the prime interest rate (8.25%, at September 30, 1996) and is due monthly. The agreement stipulates that the bank will hold the original notes and mortgages for all loans funded under the line as collateral. Upon sale of the loans, the purchaser will fund the bank directly and the collateral will be released.

     At September 30, 1995, the Company financed its loans held for sale through a $5,000,000 revolving line of credit which matured July 31, 1996, and had an outstanding balance of $1,498,057. Interest accrued at prime rate (8.25% at September 30, 1995) plus 2.0% and was due monthly.

     The composition of the revolving lines of credit was as follows at September 30:

                                                    1996             1995
                                                 ------------      -----------
     Payable to financial institution            $ 3,875,377       $   -
     Payable to financial institution, matured
     July 31, 1996                                   188,803         1,498,057
                                                ------------       -----------
                                                 $ 4,064,180       $ 1,498,057
                                                ============       ===========

     Subsequent to September 30, 1996, the revolving line of credit was increased to $15,000,000 and the Company entered into a separate working capital line of credit (servicing collateralized) for $3,000,000 which matures November 7, 1997. The interest rate on the working capital line of credit is prime plus 2.25%.

     In connection with the above borrowings, the Company has agreed to certain financial covenants regarding tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained.

                       HOMECAPITAL INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


10.  PREFERRED STOCK
     ---------------

     On September 28, 1995, the Company issued 2,000 shares of non-voting preferred convertible stock at $100 per share. After January 16, 1996, each preferred share was convertible into 160 common shares of the Company at the option of the holder. The holders of the preferred stock were entitled to a 10% annual cumulative dividend on the face amount of the stock. Effective April 18, 1996, all outstanding shares of preferred stock were converted, together with all accrued and unpaid dividends, into 337,708 shares of common stock.

     On June 18, 1996, the Company issued 1,500,000 shares of Preferred Stock, Series A, par value $.01 per share ("Series A Preferred Stock), for the purchase price of $1.50 per share or an aggregate of $2,250,000. A total of 1,000,000 shares of the Series A Preferred Stock was purchased by an unaffiliated entity pursuant to a Preferred Stock Purchase Agreement, dated May 3, 1996, as amended.

     The Series A Preferred Stock has a cumulative annual preferred dividend of $.18 per share, payable quarterly before any distribution to holders of Common Stock, with mandatory payment of dividends required for the first year after issue, and shares of Series A Preferred Stock are convertible at any time into Common Stock at a conversion rate, subject to certain adjustments, of one share of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable at par, plus accrued, unpaid dividends, at the option of the Company, at any time after two years from the date of issuance. Each share of Series A Preferred Stock is entitled to one vote with respect to all matters submitted to a vote of the stockholders of the Company, and holders of Series A Preferred Stock are entitled to vote as a class as provided by law in connection with any amendment to the Articles of Incorporation or Bylaws of the Company, or any other corporate action that would adversely affect the holders of Series A Preferred Stock. Shares of Series A Preferred Stock are entitled to a liquidation preference of $1.50 per share, plus any accrued, unpaid dividends, before any distribution to holders of Common Stock upon dissolution of the Company.

     Holders of the Series A Preferred Stock were granted "piggyback" registration rights covering the shares of Common Stock into which the Series A Preferred Stock is convertible after nine months from the date of issuance of the Series A Preferred Stock, which rights terminate after three years from the date of issuance of the Series A Preferred Stock.

     A total of 166,667 shares of the Series A Preferred Stock were issued in payment and discharge of an aggregate $250,000 principal amount of loans payable to certain stockholders of the Company.

                       HOMECAPITAL INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


11.  INCOME TAXES
     ------------

     The Company had net operating loss carryforwards of approximately $1,002,000 at September 30, 1995, of which $759,000 was utilized for the year ended September 30, 1996.

     The provision for income taxes for the year ended September 30, 1996 is comprised of the following:

                                        1996
                                  ------------
    Current:
      Federal                     $  1,080,832
      State                             23,711
                                  ------------
                                     1,104,543

    Deferred (benefit) provision      (190,502)
                                  ------------

    Provision for income taxes    $    914,041
                                  ============

     The components of deferred tax assets and liabilities were as follows at September 30:

                                                1996         1995
                                         -------------  -----------
    Deferred tax liabilities:
      Depreciation and amortization        $  (39,075)  $   (17,692)
                                         -------------  -----------

    Deferred tax assets:
      Net operating loss carryforwards         73,230       328,035
      Bad debt reserve                        102,000        27,200
      Deferred compensation                    -              2,977
      Unrealized gain                         127,577        26,425
      Other                                    -                186
                                         -------------  -----------

      Total deferred tax assets               302,807       384,823

      Valuation allowance                     (73,230)     (367,131)
                                         -------------  -----------

                                              229,577        17,692
                                         -------------  -----------

    Net deferred tax assets                $  190,502    $  -0-
                                         =============  ===========

                       HOMECAPITAL INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.  INCOME TAXES, CONTINUED
     -----------------------

     The reconciliation between the income tax provision and the income tax expense using the Federal statutory rate is as follows:

                                                                             1996          1995
                                                                        ------------   ------------
       Federal tax at statutory rate of 34%                             $  1,183,290   $  (24,495)
       State income taxes, net of federal tax benefit                         15,649      -
       Reduction of taxes provided in prior years                             -           (12,010)
       Expenses not deductible for tax purposes                                9,003        5,057
                                                                        ------------   ------------

       Tax expense (benefit) before change in valuation allowance          1,207,942      (31,448)

       Increase (decrease) in valuation allowance                           (293,901)      31,448
                                                                        ---------------  ----------

       Total income tax provision                                       $    914,041     $ -
                                                                        ===============  ==========

     During the year ended September 30, 1996, the Company reversed a substantial portion of the valuation allowance recorded in prior years, as management believes that it is more likely that not than the Company will realize the deferred tax asset.

12.  GAIN ON SALE OF LOANS
     ---------------------

     Gain on sale of Loans, as defined in Note 2, and the related cost is as follows for the years ended September 30, 1996 and 1995:

                                                1996             1995
                                          ----------------   -------------
       Gain on whole Loan sales             $   5,031,208    $   3,935,744
       Excess servicing gain                    5,169,521          -
                                          ----------------   -------------
                                               10,200,729        3,935,744

       Premiums, net                           (2,424,553)        (686,513)
       Transaction costs                          (22,669)         (47,740)
                                          ----------------   --------------

       Gain on sale of Loans                $   7,753,507      $ 3,201,491
                                          ================   ==============

13.    SUPPLEMENTAL CASH FLOW DISCLOSURE
       ---------------------------------

                                                                           1996             1995
                                                                     ---------------   --------------
       Cash paid for interest                                        $     419,491     $   300,888
       Noncash financing and investing activities:
         Conversion of preferred stock to common stock of parent           -               438,954
         Preferred stock dividend accrual                                   76,932          38,954
         Conversion of debt to equity                                      250,000         207,147

                       HOMECAPITAL INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


14.  COMMITMENTS AND CONTINGENCIES
     -----------------------------

     The Company leases its office space at its corporate headquarters and six branch offices through operating leases expiring through 2001. Rent expense for the years ended September 30, 1996 and 1995 totaled $270,670 and $165,553, respectively.

     The Company also leases certain office equipment under various capital leases. The economic substance of these leases is that the Company is financing the acquisition of the assets through the leases. Required minimum rental payments for the remaining terms of the leases are as follows:



  Years Ending                          Capital Leases      Operating Leases
  ------------                        -----------------   ------------------
    1997                              $         10,718    $          315,662
    1998                                         5,520               274,615
    1999                                           465               276,020
    2000                                      -                      275,222
    2001                                      -                      177,619
    Less amount representing interest           (2,351)            -
                                      ------------------  ------------------

                                      $         14,352    $        1,319,138
                                      ==================  ==================

     The Loans sold by the Company are sold with limited recourse. In the event that the borrower defaults on its first payment the Company is committed to repurchasing the loan. The Company submits a claim for 90% of the principal amount of the loan to HUD under the Title I insured loan program for such repurchased loans after exhausting their collection efforts as required under the program. The remaining 10% of the loan is therefore uninsured.

     The Company is a party to various lawsuits from time to time which arise during the normal course of business. In the opinion of management, the potential claims against the Company from the lawsuits would not materially affect the Company's financial position, results of operations, or cash flows.

     Home is required to maintain adjusted net worth, as defined by HUD, amounting to $250,000. At September 30, 1996, Home had adjusted net worth of $5,115,716.

                       HOMECAPITAL INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


15.  STOCK WARRANTS
     --------------

     At September 30, 1996 and 1995, HomeCapital had 53,005,856 and 59,708,656
     Series A Warrants and 72,468 and 2,668 Series B Warrants outstanding, respectively. Holders of Series A Warrants are entitled to purchase one share of HomeCapital common stock at $4 per share for each 100 warrants.
     In addition, upon exercise of Series A Warrants, the holder is issued one Series B Warrant. The holders of Series B Warrants are entitled to purchase one share of HomeCapital common stock at $75 per share for each 100 Warrants. The Series A and B Warrants expire on December 31, 1996.

     In addition, 456,170 warrants issued by Home prior to the acquisition of HomeCapital were outstanding as of September 30, 1996 and 1995, respectively. Each of these warrants entitle the holders to purchase one share of HomeCapital common stock for $.20 per share and expire January 19, 1999. Subsequent to September 30, 1996, all of these warrants were exercised.

16.  STOCK OPTIONS
     -------------

     In June of 1993, Home issued options to purchase 555 shares of its common stock at $120 per share to one of its employees. As a result of the acquisition of HomeCapital, these options were converted into options to purchase 409,668 shares of HomeCapital stock at $.16 per share. The options, which are fully exercisable as of September 30, 1996, expire in the year 2001. No shares have been exercised.

     Effective March 21, 1996, the Board of Directors of the Company adopted the HomeCapital Investment Corporation 1996 Stock Option Plan, which was
     ratified by stockholder vote on August 16, 1996.   The Stock Option Plan
     provides that up to 500,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends, mergers and similar transactions. At September 30, 1996, options to purchase an aggregate of 200,000 shares of Common Stock had been granted under the Stock Option Plan with an exercise price of $3.50 per share.

17.  RELATED PARTY TRANSACTIONS
     --------------------------

     Home paid consulting fees and expenses of approximately $74,252 and $78,000 to certain directors of the Company for the years ended September 30, 1996 and 1995, respectively.

     During the years ended September 30, 1996 and 1995, the Company paid inspection fees totaling $69,715 and $55,675, respectively, to a company controlled by a relative of the President of the Company.

                       HOMECAPITAL INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

18.  401(K) PROFIT SHARING PLAN
     --------------------------

     Home sponsors a savings and investment plan intended to qualify under
     Section 401 of the Internal Revenue Code of 1986, as amended (the "Code"). All full-time employees of Home who are at least 20.5 years of age may participate in the plan. Participating employees may make pre-tax contributions, subject to limitations under the Code, not to exceed 18% of their total compensation. Home, in its sole discretion, may make matching contributions for the benefit of all participants who make pre-tax contributions, as well as discretionary contributions for the benefit of all participants regardless of whether they elect to make pre-tax contributions to the plan. All employee contributions are fully vested. Matching and discretionary contributions, will vest 20% after two years of service and an additional 20% per year of service thereafter, provided that such contributions become 100% vested upon an employee's death, disability or retirement. The plan was adopted January 1, 1995, and Home has not made any contributions to the plan through September 30, 1996.

19.  SELECTED QUARTERLY DATA (UNAUDITED)
     -----------------------------------

     The following financial data summarizes quarterly results for the Company for the years ended September 30, 1996 and 1995:

                                                        Three Months Ended
                                  -----------------------------------------------------------
                                      December 31     March 31       June 30     September 30
                                  ----------------   ------------   -----------  ------------
  Fiscal 1996
    Revenues                         $  1,868,407    $ 1,833,095    $ 2,380,695   $ 4,990,413
    Net income (loss)                     443,862        201,680        166,876     1,753,805
    Income (loss) per common share           .059           .026           .020          .217

  Fiscal 1995
    Revenues                              919,527        981,692      1,178,344     1,302,713
    Net income (loss)                     (72,260)       (43,846)       138,202       (94,141)
    Income (loss) per common share          (.015)         (.007)          .020         (.014)

20.  SEGMENT INFORMATION (UNAUDITED)
     -------------------------------

     For the years ended September 30, 1996 and 1995, Title I Loan origination and production (exclusive of paydowns and repurchases) is summarized as follows:

                                           1996                  1995
                                   --------------------  -------------------
    Source of Loan Production         Amount        %       Amount        %
  ---------------------------      -------------  -----  -------------  ----
    Correspondent Loans            $  76,020,078  78.3%  $  35,062,570  58.4%
    Dealer Loans                      15,440,132  15.9      19,686,770  32.8
    Direct Loans                       5,606,397   5.8       5,308,198   8.8
                                 ---------------  ----   -------------  ----

          Total Title I Loans      $  97,066,607   100%   $ 60,057,538   100%
                                 ===============  ====   =============  ====

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


20.  SEGMENT INFORMATION (UNAUDITED), CONTINUED
     ------------------------------------------

     Of the Title I Loans originated in fiscal 1996 and 1995, five Loan Correspondents and three Loan Correspondents accounted for 36.8% and 17.1%, respectively, of total Title I Loan production. Each of these Loan Correspondents individually accounted for more than 5% of total Title I Loan production.


     The following table sets forth the states that represent the geographic location of Loan originations greater than 3% of total Title I Loans for the years ended September 30, 1996 and 1995:

                          State        1996       1995
                        ----------     -----      ----
                        California     67.3%      55.3%
                        Texas          17.9       33.0
                        Florida         4.0       -
                        Nevada          4.3        4.5
                                      ------      -----
                                       93.5%      92.8%
                                      ======      =====

     The Company also originates conventional home improvement Loans through several arrangements with other home improvement lenders on a pre-approved basis. Total conventional loans originated in fiscal 1996 and 1995 were $3,105,374 and $1,795,325, respectively. At September 30, 1996 and 1995,
     $52,462 and $0, respectively, of conventional loans were held for sale under firm purchase commitments.

     Prior to October 1995, the Company sold all of its loans held for sale on a servicing released basis. In October 1995, the Company commenced selling the majority of its loan production to its warehouse lender on a servicing retained basis. Additionally, effective March 1, 1996, the Company was approved as a Seller/Servicer with Fannie Mae to sell Title I Loans to Fannie Mae with servicing retained. The Company began selling Title I Loans to Fannie Mae in June 1996. Following is a summary of loans sold during the years ended September 30, 1996 and 1995:

    Title I Loans Sold:                  1996           1995
  -------------------------          -------------  -------------
    Servicing released               $   3,411,890  $  61,222,623
    Servicing retained:
      Financial institutions            61,318,895       -
      Fannie Mae                        29,711,453       -
                                     -------------  -------------
                                        91,030,348       -
                                     -------------  -------------
         Total Title I Loans Sold    $  94,442,238  $  61,222,623
                                     =============  =============