Form 10QSB
period 1996-12-31
HOMECAPITAL INVESTMENT CORP
filed 1997-02-14
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended December 31, 1996.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from _____________ to _____________.


                        Commission File Number: 0-9774

                      HOMECAPITAL INVESTMENT CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)

           NEVADA                                           95-3614463
  (State or Other Jurisdiction                           (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)


                           6836 AUSTIN CENTER BLVD.
                                   SUITE 280
                              AUSTIN, TEXAS 78731
                   (Address of Principal Executive Offices)

                                (512) 343-8911
               (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
    _____        _____

     As of January 31, 1997, there were 8,226,600 shares of common stock of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):
     Yes         No   X
        _____       _____

          The Exhibit Index appears on page 27.

                      HOMECAPITAL INVESTMENT CORPORATION

                             Index to Form 10-QSB


PART I.                     FINANCIAL INFORMATION                   Page No.


Item 1.       Financial Statements.

              Consolidated Balance Sheet (Unaudited)
              As of December 31, 1996                                   3

              Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended December 31, 1996
              and 1995                                                  4

              Consolidated Statements of Cash Flows (Unaudited)
              For the Three Months Ended December 31, 1996
              and 1995                                                  5

              Notes to Consolidated Financial Statements                6

Item 2.       Management's Discussion and Analysis or
              Plan of Operation                                        21

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                         27

SIGNATURES                                                             28

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                               December 31, 1996
                                  (Unaudited)

                     ASSETS

Cash                                                $     931,263
Cash deposits, restricted                                 468,108
Loans held for sale, net                                5,967,814
Excess servicing receivable                            10,521,807
Prepaid and other assets                                  551,962
Furniture, fixtures and equipment, net                    817,514
Deferred tax assets                                       300,590
                                                    -------------
          Total assets                              $  19,559,058
                                                    =============


            LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                       $     133,340
Revolving lines of credit                               8,437,870
Capital lease obligations                                  11,456
Accrued expenses and other liabilities                  1,219,831
Allowance for credit losses on loans sold                 375,000
Income taxes payable                                    1,259,473
                                                    -------------
          Total liabilities                            11,436,970

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000
  shares authorized; 1,500,000 shares of
  cumulative convertible Series A stock issued
  and outstanding(liquidation value
  of $2,250,000)                                           15,000
Common stock, $.01 par value; authorized
  100,000,000 shares; 7,986,364  shares
  issued and outstanding                                   79,863
Additional paid-in capital                              4,724,028
Retained earnings                                       3,360,448
Notes receivable for stock                                (57,251)
                                                  ---------------
          Total stockholders' equity                    8,122,088
                                                  ---------------
          Total liabilities and                     $  19,559,058
            stockholders' equity                  ===============



              The accompanying notes are an integral part of the
                      consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 1996 and 1995
                                  (Unaudited)



                                                   1996          1995
                                               ------------   ------------

Revenues:
    Gain on sale of loans                      $  4,787,120   $  1,368,231
    Interest - loans                                364,443        100,922
    Interest - other                                  1,235          1,141
    Loan servicing income                           422,482         13,056
    Other income                                     37,069         42,748
                                               ------------   ------------
          Total revenues                          5,612,349      1,526,098
                                               ------------   ------------

Costs and Expenses:
    Salaries and employee benefits                  779,949        510,158
    Servicing costs                                 179,909          9,725
    Loan costs                                      340,828         58,560
    General and administrative                      497,625        352,316
    Occupancy                                       111,325         65,283
    Interest                                        243,476         86,194
                                               ------------   ------------
          Total costs and expenses                2,153,112      1,082,236
                                               ------------   ------------

Income before income taxes                        3,459,237        443,862
Provision for income taxes                        1,215,077           --
                                               ------------   ------------
          Net income                           $  2,244,160   $    443,862
                                               ============   ============

Income per common and common equivalent  share:
    Primary:
      Earnings per common share                $        .26   $        .06
                                               ============   ============
       Weighted average number of common
         and common equivalent shares
           outstanding                            8,217,626      7,502,965
                                               ============   =============

    Fully Diluted:
      Earnings per common share                $        .23
                                               ============
      Weighted average number of
        fully diluted common shares
          outstanding                             9,757,910
                                               ============

              The accompanying notes are an integral part of the
                      consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended December 31, 1996 and 1995
                                  (Unaudited)

                                                   1996             1995
                                             ---------------   ---------------

Cash flows from operating activities:
   Net income                                $     2,244,160   $       443,862
   Adjustments to reconcile net income
      to net cash provided by
      (used in) operating activities:
   Depreciation and amortization                     265,108            58,068
   Deferred tax benefit                             (110,088)             --
   Provision for credit losses                       200,000              --
   Gain on sales of loans                         (4,787,120)       (1,368,231)
   Proceeds from sales of loans                   36,258,086        21,199,478
   Purchase and origination of loans             (38,618,789)      (19,770,036)
   Change in operating assets and
      liabilities:
      Decrease in cash deposits, restricted          237,646              --
      (Increase) decrease in accrued
         interest receivable                          10,289            (5,911)
      Increase in prepaid and other assets          (323,698)          (77,254)
      Increase in accrued expenses and
         other liabilities                           109,988            93,291
                                             ---------------   ---------------
    Net cash provided by (used in)
      operating activities                        (4,514,418)          573,267
                                             ---------------  ---------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and
      equipment                                     (218,075)          (87,348)
                                             ---------------   ---------------
Cash flows from financing activities:
   Increase (decrease) in revolving
    lines of credit                                4,373,690          (406,883)
   Payments on notes payable                         (24,999)          (24,999)
   Proceeds from exercise of Series A
     Warrants                                        949,831              --
   Proceeds from exercise of other
    Warrants                                          92,700              --
   Payments on capital lease obligations              (2,896)           (8,229)
   Preferred stock dividends                         (68,054)             --
                                             ---------------   ---------------
      Net cash provided by financing
         activities                                5,320,272          (440,111)
                                             ---------------   ---------------
Increase in cash                                     587,779            45,808
Cash, beginning of period                            343,484            25,715
                                             ---------------   ---------------
Cash, end of period                          $       931,263   $        71,523
                                             ===============   ===============


              The accompanying notes are an integral part of the
                      consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS



1.   NATURE OF OPERATIONS

     THE COMPANY AND SUBSIDIARY

     HomeCapital Investment Corporation, a public holding company, ("Company," or "HomeCapital") was incorporated in the state of Nevada on October 8, 1980. As a result of a reverse acquisition transaction with HomeOwners Mortgage & Equity, Inc. ("Home") in August 1994 (the "Home Transaction"), Home became the wholly-owned subsidiary of the Company, and the previous shareholders of Home held approximately 83% of the outstanding common stock of the Company. The Company currently conducts its business entirely through Home. Home originates and purchases home improvement loans and is approved to engage in lending activities under the Department of Housing and Urban Development ("HUD") Title I program. As such, Home is subject to regulation and examination by that agency.

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


     DESCRIPTION OF OPERATIONS

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ADJUSTMENTS TO INTERIM FINANCIAL STATEMENT

     The interim financial statements of the Company at December 31, 1996 and for the three months ended December 31, 1996 and 1995, respectively, reflect all adjustments (consisting solely of normal recurring adjustments), which in the opinion of management, are necessary to make the financial statements not misleading.

     CASH DEPOSITS, RESTRICTED

     Restricted cash represents unremitted funds received in connection with the servicing of Loans sold with servicing retained that have not been remitted to the purchasers of such Loans as of December 31, 1996. The liability for these unremitted funds is included in the balance sheet under the caption of accrued expenses and other liabilities.

     LOANS HELD FOR SALE, NET

     Loans held for sale are carried at the lower of aggregated cost or market value in the accompanying balance sheet. Loans held for sale at December 31, 1996 have been either originated by the Company or purchased from its Loan Correspondents. The Company funds these Loans primarily through its warehouse line of credit. Purchase premiums, discounts, loan origination fees and related direct origination costs are included in the stated cost of Loans held for sale, and are deferred until the related Loans are sold.

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     REVENUE RECOGNITION, CONTINUED

     The Company retains the right to service loans it sells to others for which it receives a servicing fee expressed as a percent of the loan amount. The servicing fee ranges from 1.00% up to a maximum of 5.00% of the outstanding principal balance of the serviced loans. The Company presently subcontracts the loan servicing activities for a fee of 0.75%, which the Company believes is a normal servicing fee.

     EXCESS SERVICING RECEIVABLE

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

     The estimated future servicing cash flows were discounted using rates that averaged 12.5% for the three months ended December 31, 1996. The Company has developed its prepayment and default assumptions based on experience with its own portfolio, available market data and information from regulatory agencies. In determining expected cash flows, management considers economic conditions at the date of sale.

     The Company periodically reviews the excess servicing receivable for impairment. This review is performed on a disaggregated basis for the predominant risk characteristics of the underlying loans which are loan type, term, and credit quality. The Company generally makes loans to individuals whose borrowing needs may not be met by traditional financial institutions due to credit exceptions. The Company has found that these borrowers are payment sensitive rather than interest rate sensitive. Consequently, the Company does not consider interest rates a predominant risk characteristic for purposes of impairment. Impairment, if any, is recognized through a valuation allowance in the period of impairment.
     There were no material adjustments to the carrying value of the excess servicing receivable during the three month period ended December 31, 1996.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     ALLOWANCE FOR CREDIT LOSSES ON LOANS SOLD

     Loans sold by the Company are sold with limited recourse. These transactions are accounted for as sales because 1) the Company surrenders control of the future economic benefits of the loans, 2) the obligation under the recourse provision can be reasonably estimated and 3) the purchaser cannot require the Company to repurchase the loans except pursuant to the recourse provision. The Company provides an estimate for credit losses related to this recourse provision. Such amounts are incurred over the period subject to recourse.

     Recourse to the Company on sales of Loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on Loans sold represents the Company's best estimate of its probable future credit losses to be incurred over the life of the Loans, giving effect to estimated FHA Insurance recoveries on Title I Loans. The allowance for losses on Loans sold with recourse is shown separately as a liability on the Company's balance sheet.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     FEDERAL AND STATE INCOME TAXES

     The Company and Home file separate Federal and state income tax returns. The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and measured using the enacted tax rates and laws.

     CREDIT CONCENTRATIONS

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, Loans held for sale and excess servicing receivable. Concentration of credit risk and mitigating factors regarding Loans and excess servicing receivable are described above. The Company places its cash in several major financial institutions thereby limiting the Company's exposure to concentrations of credit risk. The operating accounts of the Company exceeded the amount insured by the Federal Deposit Insurance Corporation by an aggregate of $1,641,690 at December 31, 1996.

     The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. As of December 31, 1996, the Company had outstanding commitments to extend credit or purchase loans in the amounts of approximately $33,993,000.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Effective October 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived and Long Lived Assets to be Disposed Of".
     SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows as identified at the lowest level for which there are identifiable cash flows for a particular group of assets. The Company concluded through analysis of these cashflows that there was no impairment of long lived assets recorded on the financial statements at December 31, 1996.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In May 1995, the FASB issued SFAS No. 122 which requires that upon sale or securitization of servicing-retained finance contracts, the Company capitalize the cost associated with the right to service the finance contracts based on their relative fair values. Fair value is determined by the Company based on the present value of estimated net future cash flows related to servicing income. The cost allocated to the servicing right is amortized in proportion to and over the period of estimated net future servicing fee income. SFAS No. 122 became effective for the Company on October 1, 1996. There was no effect on the financial statements from the adoption because the Company's existing practice of cost capitalization of servicing rights is consistent with the provision.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to suppliers in amounts based on the price of its common stock or other equity instruments. The Company will continue to account for stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will make the required disclosures which include the proforma effect on the income statement in its 1997 fiscal year-end financial statements.

     The FASB has issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. It also requires that servicing assets be measured by allocating the carrying amount between the assets sold and retained interests based on their relative fair values at the date of transfer. Additionally, this statement requires that the servicing assets and liabilities be subsequently measured by (a) amortization in proportion to and over the period of estimated net servicing income and (b) assessment of impairment or increased obligation based on their fair values. The Company has not adopted the new standard for the current period, but must adopt the new requirements for transactions occurring on or after January 1, 1997. The Company has not determined the effect on results of operations or financial condition in the period of adoption.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     EARNINGS PER SHARE

     The computation of primary earnings per share is based on the weighted average number of common shares outstanding during the period plus, when dilutive, common equivalent shares which includes stock options (see Note
     14) using the treasury stock method.   Fully diluted earnings per share
     additionally assumes conversion of the Company's 1,500,000 outstanding shares of Preferred Stock, Series A. The number of contingent shares used in the fully diluted calculation is based on the market price of the Company's common stock as of December 31, 1996. Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend requirements.

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


     RECLASSIFICATIONS

     Certain accounts and balances in the financial statements for the three month period ended December 31, 1995, have been reclassified to be consistent with the 1996 account classifications


3.   FAIR VALUES OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet. Fair values are based on estimates using present value or other valuation techniques in cases where quoted market prices are not available. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.   FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

     SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at December 31, 1996 are set forth below.

                                                Carrying      Estimated Fair
                                                  Value          Value
                                                ----------------------------
     Financial Assets:
       Cash (a)                              $     931,263    $    931,263
       Loans held for sale (b)                   5,967,814       6,700,468
       Excess servicing receivable (c)          10,521,807      10,521,807
     Financial Liabilities:
       Debt obligations (d)                      8,582,666       8,582,666

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

     The fair value estimates made at December 31, 1996 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.   LOANS HELD FOR SALE

Loans held for sale consisted of the following at December 31, 1996:

                                                           1996
                                                      ---------------

        Title I Loans                                 $     5,769,634
        Conventional loans                                     60,385
        Commercial loans                                       26,620
        Capitalized loan origination fees
          and costs, net                                      234,684
                                                      ---------------
                                                            6,091,323

    Allowance for credit losses                              (123,509)
                                                      ---------------
                   Total                              $     5,967,814
                                                      ===============
     The serviced Loan portfolio which includes Loans sold to investors and Loans retained by the Company aggregated approximately $126,193,780 at December 31, 1996.

5.   ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses for Loans consisted of the following:

                                                            1996
                                                      ---------------

        Balance at October 1, 1996                    $       300,000
        Provisions for credit losses                          200,000
        Credit losses incurred                                 (1,491)
                                                      ---------------
        Balance at December 31, 1996                  $       498,509
                                                      ===============
        Components of Allowance:
        Allowance for credit losses on Loans
          held for sale                               $       123,509
        Allowance for credit losses on Loans sold             375,000


6.   EXCESS SERVICING RECEIVABLE

     The activity in the excess servicing receivable is summarized as follows for the three months ended December 31, 1996:

        Balance, October 1, 1996                      $     5,078,584
        Excess servicing additions                          5,659,559
        Amortization                                         (216,336)
                                                      ---------------
        Balance, December 31, 1996                    $    10,521,807
                                                      ===============

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


7.   FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consisted of the following at December 31:

                                                      1996
                                                 --------------

        Furniture and fixtures                   $      278,751
        Equipment                                       413,619
        Leasehold improvements                           23,661
        Software cost                                   338,395
                                                 --------------
                                                      1,054,426

        Accumulated depreciation                       (236,912)
                                                 --------------

                                                 $      817,514
                                                 ==============

     At December 31, 1996, furniture and fixtures includes $55,523 of assets under capital lease with an associated accumulated depreciation of $25,541.


8.   REVOLVING LINES OF CREDIT

     The Company finances its loans held for sale through a $15,000,000 revolving line of credit agreement, effective September 17, 1996, which matured January 31, 1997, (extended to February 28, 1997) and had an outstanding balance of $5,249,067 at December 31, 1996. The Company receives funding for approximately 98% of the principal on each loan it originates or purchases through the warehouse line. The outstanding principal is collateralized by the original notes and mortgages and repaid upon their sale. Interest accrues at the lower of 350 basis points over the Federal Funds rate (6.26% at December 31, 1996) or 150 basis points over the prime interest rate (8.25%, at December 31, 1996) and is due monthly. The agreement stipulates that the bank will hold the original notes and mortgages for all loans funded under the line as collateral. Upon sale of the loans, the purchaser will fund the bank directly and the collateral will be released.

     On November 8, 1996 the Company entered into a separate working capital line of credit (servicing collateralized) for $3,000,000 which matures November 7, 1997. The interest rate on the working capital line of credit is prime plus 2.25%.

     In connection with the above borrowings, the Company has agreed to certain financial covenants regarding tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


8.   REVOLVING LINES OF CREDIT, CONTINUED

     The composition of the revolving lines of credit was as follows at December 31:

                                                                  1996
                                                             --------------

        Payable to financial institution,
          warehouse line                                     $    5,249,067
        Payable to financial institution,
          working capital line                                    3,000,000
        Payable to financial institution,
          matured July 31, 1996                                     188,803
                                                             --------------
                                                             $    8,437,870
                                                             ==============

9.   PREFERRED STOCK

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


10.  INCOME TAXES

     The provision for income taxes for the three months ended December 31, 1996 is comprised of the following:

                                                                 1996
                                                             -------------
        Current:
          Federal                                            $   1,268,695
          State                                                     56,470
                                                             -------------
                                                                 1,325,165

        Deferred (benefit) provision                              (110,088)
                                                             -------------

        Provision for income taxes                           $   1,215,077
                                                             =============

     The components of deferred tax assets and liabilities were as follows at December 31:
                                                                 1996
                                                             -------------

        Deferred tax liabilities:
          Depreciation and amortization                      $     (43,226)

        Deferred tax assets:
          Net operating loss carry forwards                         73,230
          Allowance for credit losses                              138,883
          Unrealized gain                                          204,933
                                                             -------------
                                                                   417,046

          Valuation allowance                                      (73,230)
                                                             -------------
          Total deferred tax assets                                343,816

        Net deferred tax assets                              $     300,590
                                                             =============

     The reconciliation between the income tax provision and the income tax expense using the Federal statutory rate is as follows:

                                                                 1996
                                                             --------------

        Federal tax at statutory rate of 34%                 $    1,176,141
        State income taxes, net of federal tax benefit               37,270
        Expenses not deductible for tax purposes                      1,666
                                                             --------------

        Total income tax provision                           $    1,215,077
                                                             ==============

     There was no income tax provision at December 31, 1995 due to the carryforward of net operating losses from prior years and accordingly no rate reconciliation is provided.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


11.  GAIN ON SALE OF LOANS

     Gain on sale of Loans, as defined in Note 2, and the related cost is as follows for the three month period ended December 31, 1996 and 1995:

                                                   1996             1995
                                               ------------     ------------

        Gain on whole Loan sales               $    429,412     $  1,539,523
        Excess servicing gain                     5,659,559          180,742
                                               ------------     ------------
                                                  6,088,971        1,720,265

        Premiums, net                            (1,293,154)        (352,039)
        Transaction costs                            (8,697)            --
                                               ------------     ------------

        Gain on sale of Loans                  $  4,787,120     $  1,368,231
                                               ============     ============
12.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office space at its corporate headquarters and eleven branch offices through operating leases expiring through 2001. Rent expense for the three month periods ended December 31, 1996 and 1995 totaled $82,227 and $58,478, respectively.

     The Company also leases certain office equipment under various capital leases. The economic substance of these leases is that the Company is financing the acquisition of the assets through the leases. Required minimum rental payments for the remaining terms of the leases are as follows:

              Years Ending                Capital Leases      Operating Leases
              ------------                --------------      ----------------

                1997 remaining            $        6,716      $        246,740
                1998                               6,124               278,155
                1999                                 472               277,912
                2000                                --                 208,615
                2001                                --                 177,619
    Less amount representing interest             (1,856)                --
                                          --------------      ----------------
                                          $       11,456      $      1,189,041
                                          ==============      ================

     The Loans sold by the Company are sold with limited recourse. In the event that the borrower defaults on its first payment, the Company is committed to repurchasing the loan. The Company submits a claim for 90% of the principal amount of the loan to HUD under the Title I insured loan program for such repurchased loans after exhausting collection efforts as required under the program. The remaining 10% of the loan is therefore uninsured.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


12.  COMMITMENTS AND CONTINGENCIES, CONTINUED

     The Company is a party to various lawsuits from time to time which arise during the normal course of business. In the opinion of management, the potential claims against the Company from the lawsuits would not materially affect the Company's financial position, results of operations, or cash flows.

     Home is required to maintain adjusted net worth, as defined by HUD, amounting to $250,000. At December 31, 1996, Home had adjusted net worth of $8,283,310.


13.  STOCK WARRANTS

     At December 31, 1996, HomeCapital had 5,233,932 Series A Warrants outstanding. Holders of Series A Warrants are entitled to purchase one share of HomeCapital common stock at $4 per share for each 100 warrants. All Series B Warrants expired effective December 31, 1996. The Series A Warrants which were scheduled to expire December 31, 1996, were extended to January 31, 1997.

     In addition, 456,170 warrants issued by Home prior to the acquisition of HomeCapital were exercised during the three month period ended December 31, 1996. Each of these warrants entitled the holders to purchase one share of HomeCapital common stock for $.20 per share.

14.  STOCK OPTIONS

     In June of 1993, Home issued options to purchase 555 shares of its common stock at $120 per share to one of its employees. As a result of the acquisition of HomeCapital, these options were converted into options to purchase 409,668 shares of HomeCapital stock at $.16 per share. The options, which are fully exercisable as of December 31, 1996, expire in the year 2001. No shares have been exercised.

     Effective March 21, 1996, the Board of Directors of the Company adopted the HomeCapital Investment Corporation 1996 Stock Option Plan, which was
     ratified by stockholder vote on August 16, 1996.   The Stock Option Plan
     provides that up to 500,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends, mergers and similar transactions. At December 31, 1996, options to purchase an aggregate of 425,000 shares of Common Stock had been granted under the Stock Option Plan, including 225,000 options granted in the first quarter of fiscal 1997, with exercise prices ranging from $3.50 to $6.125 per share.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


15.  SEGMENT INFORMATION

     For the three month periods ended December 31, 1996 and 1995, Title I Loan origination and production (exclusive of paydowns and repurchases) is summarized as follows:

                                       1996                     1995
                               --------------------     --------------------
    Source of Loan Production     Amount        %         Amount         %
    -------------------------  -------------  ----      ------------   ----

    Correspondent Loans        $  33,268,968  86.7%     $  12,260,596  64.3%
    Dealer Loans                   2,644,339   6.9          5,878,810  30.8
    Direct Loans                   2,437,524   6.4            919,842   4.8
                               -------------  ----      -------------  ----

       Total Title I Loans     $  38,350,831   100%     $  19,059,248   100%
                               =============  ====      =============  ====

     The Company also originates conventional home improvement Loans through several arrangements with other home improvement lenders on a pre-approved basis. Total conventional loans originated in the 1996 period and 1995 period were $477,529 and $695,770, respectively. At December 31, 1996 and 1995, $60,385 and $0, respectively, of conventional loans were held for sale under firm purchase commitments.

     Prior to October 1995, the Company sold all of its loans held for sale on a servicing released basis. In October 1995, the Company commenced selling the majority of its loan production to its warehouse lender on a servicing retained basis. Additionally, effective March 1, 1996, the Company was approved as a Seller/Servicer with Fannie Mae to sell Title I Loans to Fannie Mae with servicing retained. The Company began selling Title I Loans to Fannie Mae in June 1996. Following is a summary of loans sold during the three month periods ended December 31, 1996 and 1995:

    Title I Loans Sold:               1996               1995
    -------------------           -------------      -------------

    Servicing released            $   3,381,867      $   1,955,889
    Servicing retained:
    Financial institutions                --            18,056,100
    Fannie Mae                       34,204,839              --
                                 --------------      -------------
                                     34,204,839         18,056,100
                                 --------------      -------------
       Total Title I Loans Sold  $   37,586,706      $  20,011,989
                                 ==============      =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

HomeOwners Mortgage and Equity, Inc. ("Home") was organized as a Delaware corporation in May 1993 to originate, purchase, sell and service home improvement and other consumer loans secured by liens on improved property. On August 26, 1994, the founders of Home, which currently conducts all of the Company's mortgage lending activities, acquired, in a reverse acquisition, approximately 83% of the outstanding common stock of the Company, a publicly owned corporate shell then named Andromeda Capital Corporation ("Andromeda") and organized in Nevada in 1980, in exchange for all of the issued and outstanding common stock of Home, and changed its name to HomeCapital Investment Corporation. In connection with such acquisition, all of the former officers and directors of Andromeda resigned and were replaced by the management of Home. See Note 1 to Notes to Consolidated Financial Statements.

Home is a specialized consumer finance company organized in 1993 to originate, purchase, sell and service home improvement and other second mortgage loans secured by residential property. Home primarily finances Title I home improvement loans ("Title I Loans") and conventional consumer and home equity loans that may fund a variety of borrower needs ("Conventional Loans"). Loans guaranteed or purchased by Home are financed through bank warehouse credit lines and then sold to the Federal National Mortgage Association ("Fannie Mae"), secondary mortgage market investors and other financial institutions. Home originates its loans primarily through pre-qualified home improvement contractors ("Dealers") principally in the Southwestern and Western regions of the United States, and through a national network of mortgage company loan correspondents ("Correspondents"). The Company has recently initiated special arrangements for loans to customers of home improvements supply and installation firms ("Corporate Alliances").


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1996 ("1996 PERIOD"), COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1995 ("1995 PERIOD"):

          A comparison of results of operations of the 1996 period to the 1995 period reflects the substantial shift of the business from cash loan sales to sales of loans to Fannie Mae servicing retained. It also reflects the significant growth the Company has attained during the past year. The Company originated $38.8 million of loans during the 1996 period compared to $19.8 million of loans during the 1995 period, an increase of 96%. This increase is a result of an increase in the number of active Correspondents and Dealers and an expansion in the number of states served. At December 31, 1996, the Company had approximately 116 active Correspondents and 28 active Dealers, compared to approximately 55 active Correspondents and 105 active Dealers at December 31, 1995. Of the $38.8 million of loans originated in the 1996 period, $38.3 million were Title I Loans and $.5 were Conventional Loans.

          The following table sets forth certain data regarding loans originated by the Company during the 1996 period and the 1995 period:

                                           Three Month Period
                                            Ended December 31
                                         1996             1995
                                     -------------    ------------

    Principal amount of loans:
    Correspondents:
      Title I                        $  33,268,968   $  12,260,596

      Conventional                         477,529         695,770
                                     -------------   -------------

        Total Correspondent             33,746,497      12,956,366

    Dealers - Title I                    2,644,339       5,878,810

    Direct - Title I                     2,437,524         919,842
                                     -------------   -------------

        Total                        $  38,828,360   $  19,755,018
                                     =============   =============

    Number of loans:
    Correspondents:
      Title I                                1,441             559

      Conventional                              34              28
                                     -------------   -------------

        Total Correspondent                  1,475             587

    Dealers - Title I                          196             405

    Direct - Title I                           146              54
                                     -------------   -------------

        Total                                1,817           1,046
                                     =============   =============

     Total revenues increased 268% to $5.6 million for the 1996 period from $1.5 million for the 1995 period. The increase was primarily the result of the increased volume of loans originated and the sale of such loans, servicing retained.

     The following table sets forth the principal balance of loans sold and related gain on sale data for the 1996 period and 1995.

                                           Three Month Period
                                            Ended December 31,
                                          1996           1995
                                     -------------   -------------

    Principal amount of
      loans sold:
        Title I                      $  37,117,100   $  19,316,219

        Conventional                       469,606         695,770
                                     -------------   -------------

        Total                        $  37,586,706    $ 20,011,989
                                     =============    ============

    Gain on sale of loans            $   4,787,120    $  1,368,231

    Gain on sale of loans as
      a percentage of principal
        balance of loans sold                 12.7%            6.8%

     Gain on sale of loans, as a percentage of the principal balance of loans sold, increased in the 1996 period over the 1995 period, primarily due to the excess servicing component of the gain in the 1996 period. The increase in gain on sale of loans increased from $1.4 million in the 1995 period to $4.8 million in the 1996 period. The excess servicing component of the gain totaled $5.7 million in the 1996 period.

     Loan servicing income, which commenced in the year ended September 30, 1996, totaled $422,482 for the 1996 period. Such income was derived from servicing on approximately $126 million of loans sold with servicing retained and is net of amortization of excess servicing receivable through December 31, 1996. Loan servicing cost totaled $179,909 in the 1996 period.

     Interest income on loans held for sale increased 261% to $364,443 during the 1996 period from $100,922 during the 1995 period. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale.

     The provision for credit losses increased from zero in the 1995 period to $200,000 in the 1996 period. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, the borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. The increase in the provision for credit losses was due primarily to the increase in loan production during the three months ended December 31, 1996. Presently, upon sale of loans by Home the purchaser assumes all credit risk, except for first payment default, fraud and certain other limited exceptions. If Home changes its loan disposition strategy in ways that increase its credit risk by securitizing or otherwise holding the loans longer in portfolio, then the provision for credit losses as a percentage of loans originated can be expected to increase.

     Salaries and employee benefits increased 53% to $779,949 for the 1996 period from $510,158 for the 1995 period, primarily as a result of an increase in the pay rates of employees and the increase in hiring professionals required for growth.

     Loan costs, consisting primarily of costs for credit reports, flood reports, title reports, inspection fees, and the provision for credit losses, increased 482% to $340,828 for the 1996 period from $58,560 for the 1995 period due primarily to the provision for credit losses of $200,000 as well as the increase in loan production of $19.3 million from the 1995 period to 1996.

     Total general and administrative expenses increased 41% to $497,625 for the 1996 period from $352,316 for the 1995 period. The increase was primarily as a result of increases in postage and courier costs, telecommunication costs, stationary and office supplies expenses, travel costs, advertising expenses, and depreciation expense. The increase in these costs was primarily attributable to the increased volume of loan originations and loans serviced.

     Interest expense increased 182% to $243,476 for the 1996 period from $86,194 for the 1995 period. The increase was the direct result of increased loan originations and the corresponding increase in the average outstanding balance of the warehouse credit line.

     The provision for income taxes in the 1996 period was $1,215,077. Prior to June 30, 1996, the Company recorded no tax provisions due to net accumulated operating losses. For the three month period ended December 31, 1996, the Company had income before income taxes of $3.5 million as compared to $443,862 for the three month period ended December 31, 1995. A valuation allowance of $73,230 on deferred tax assets remains at the end of the 1996 period due to net operating loss carryforwards generated by the Company which it may not be able to utilize in future periods. The Company and Home file separate Federal and state income tax returns.

     The effective income tax provision for the 1996 period was 35%. This percentage differs from the federal statutory rate of 34% due primarily to the effect of state income taxes.

     As a result of the foregoing, net income increased to $2.2 million ($.26 per share) for the 1996 period from $443,862 ($.06 per share) for the 1995 period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements arise from the cost of loan originations and payments of operating expenses, interest and income taxes. Loan originations are initially funded principally through the Company's warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by the Company are sold. Net cash provided by (used in) the Company's operating activities for the three months ended December 31, 1996 and 1995 was approximately ($4.5 million) and $0.6 million, respectively. The net cash from the Company's operating activities resulted primarily from the proceeds from the sale of loans totaling $36.3 million and $21.2 million for the three month periods ended December 31, 1996 and 1995, respectively.


     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. At December 31, 1996, the Company had a $15 million warehouse line of credit (the "Warehouse Line"). The Warehouse Line matured January 31, 1997, (extended to February 28,
1997), at which time it is expected to be renewed to January 31, 1998. At December 31, 1996, $5.2 million was outstanding under the Warehouse Line and $9.8 million was available. The Warehouse Line, as amended, bears interest at the lower of prime plus 1.5% per year or the Federal funds rate plus 3.5% per year and is collateralized by loans held for sale. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth of $7.2 million. In addition, the Company secured a $3.0 million working capital line of credit (the "Working Capital Line") on November 8, 1996 from the same lender, which is collateralized by a pledge of the Company's excess servicing receivable. The Working Capital Line has a 12-month revolving credit period, bears interest, payable monthly, at prime plus 2.25% per year, and requires the Company to maintain a minimum adjusted tangible net worth of $7.2 million. Borrowings under the Working Capital Line cannot exceed the lesser of (i) the book value of the excess servicing receivable or, (ii) 50% of the appraised value of the excess servicing receivable as determined by the lender. While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and obtain additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

    Until October 1995, the Company's principal source of liquidity was the sale of whole loans, servicing released. While this enabled the Company to meet its operating cash requirements, it limited the Company's growth potential and return on its loan originations. To remedy this situation, the Company embarked on a strategy in fiscal 1995 that would enable the Company to position itself to retain the servicing rights associated with its loan originations and look to various other sources to securitize its loan production, such as sales to Fannie Mae under the Title I Loan program and the securitized sale of loan pools in the secondary market. The Company was approved as a Seller/Servicer under the Fannie Mae Title I Loan purchase program in March 1996 and required to obtain expanded warehouse financing and additional capital to support loan sales to
Fannie Mae.   During the three month period ended December 31, 1996, the Company sold $34.2 million in loans to Fannie Mae, retaining all servicing rights. The Company intends to continue selling substantially all of its qualified Title I Loans to Fannie Mae until it is able to privately assemble and securitize such loans in the secondary market on a cost effective basis. Any such securitization program would necessarily entail its own liquidity demands, including without limitation, funding of reserves and other credit enhancements, income taxes and significant issuance costs, and require larger warehouse lines of credit and additional capital to meet rating agency requirements and the increased liquidity demands.

     While the increase in its Warehouse Line, Working Capital Line, and additional capital have enabled the Company to significantly increase its loan originations and sales to Fannie Mae, such sales, with servicing retained, create additional short-term cash requirements. Sales to Fannie Mae are generally made at a lower premium, and include the retention for the life of the loan of up to 500 basis points of the initial spread between the coupon rate of the loans and the pass-through rate to Fannie Mae, and must be accounted for on a basis, as described above, that generates a much larger gain on sale for tax purposes. This gain is subject to federal and state income tax currently payable, even though the cash from the related loan sales will be received over the life of the loans. Accordingly, in order for the Company to continue to grow its loan originations and servicing portfolio, it must constantly raise additional capital through the sale of debt and/or equity securities until the servicing portfolio is large enough to be self-funded.

     As an alternative to whole loan sales to Fannie Mae, the Company is reviewing the FHA Title I Mortgage-Backed Securities Program ("MBS Program") recently announced by Fannie Mae. Under the MBS Program, the Company would deliver qualifying Title I Loans to Fannie Mae and mortgage-backed securities would be created. This MBS Program would allow a servicing fee of up to 250 basis points to be retained by the Company and result in a mortgage-backed security that could be held by the Company or sold in the secondary market for cash. Initial discussions with potential purchasers indicate prices of 104 to 106 for the mortgage-backed securities. This possible disposition strategy would provide additional cash from the sale of loans.

     During the 1996 period, the Company used $218,075 in investing activities, primarily for furniture, fixtures and equipment, including $45,000 for the further development of the Lot$Pro computer system, and provided $5.3 million in financing activities through increasing usage of its revolving lines of credit and the issuance of Common Stock through the exercise of warrants.

     The Company expects to spend approximately $375,000 for additional furniture, fixtures and equipment through the remainder of fiscal 1997 for the expansion of its lending network, and approximately $100,000 for additional upgrades and enhancements to its computer system.

     The Company believes that it will need to raise approximately $10 million in debt and/or equity funds to support its anticipated growth in fiscal 1997. There can be no assurance that the Company will be able to raise such funds. The failure to raise such funds may impair the Company's ability to implement its business strategy and grow its business, and may have a material adverse effect on the financial condition, results of operations and liquidity of the Company.

                                    PART II


                               OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     (a)  Exhibits:

          Exhibit 10 Fourth Amendment to the Loan Agreement dated as of January 31, 1997, among the Company, Home, and Guaranty Federal Bank, F.S.B.

          Exhibit 27    Financial Data Schedule (Electronic Filing Only)

     (b)  Reports on Form 8-K:  None

                                  SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  HOMECAPITAL INVESTMENT CORPORATION
                                  (Registrant)



Date:  February 13, 1997          By: /s/ John W. Ballard
                                      __________________________________
                                      JOHN W. BALLARD, President,
                                      Chairman of the Board of
                                      Directors, Chief Executive Officer



Date:  February 13, 1997          By: /s/ Tommy M. Parker
                                      __________________________________
                                      TOMMY M. PARKER, Treasurer
                                      and Chief Financial Officer