Form 10QSB
period 1997-03-31
HOMECAPITAL INVESTMENT CORP
filed 1997-05-15
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended March 31, 1997.

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

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]   No  [ ]

     As of April 30, 1997, there were 8,226,883 shares of common stock of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes [ ]  No  [X]

               The Exhibit Index appears on page 31.

                       HOMECAPITAL INVESTMENT CORPORATION

                              Index to Form 10-QSB


PART I.       FINANCIAL INFORMATION                                Page No.
                                                                   --------
Item 1.       Financial Statements.

              Consolidated Balance Sheet (Unaudited)
              As of March 31, 1997                                      3

              Consolidated Statements of Operations (Unaudited)
              For the Six Months Ended March 31, 1997
              and 1996                                                  4
              Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended March 31, 1997
              and 1996                                                  5

              Consolidated Statements of Cash Flows (Unaudited)
              For the Six Months Ended March 31, 1997
              and 1996                                                  6

              Notes to Consolidated Financial Statements                7

Item 2.       Management's Discussion and Analysis or
              Plan of Operation.                                       23

PART II.      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K                         31

SIGNATURES                                                             32

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997
                                  (Unaudited)

                            ASSETS
    Cash                                                                $ 1,497,708
    Cash deposits, restricted                                               595,070
    Loans held for sale, net                                              3,756,086
    Interest-only strip receivable                                       14,379,230
    Prepaid and other assets                                                892,175
    Furniture, fixtures and equipment, net                                  932,212
    Deferred tax assets                                                     384,119
                                                                        -----------
                        Total assets                                    $22,436,600
                                                                        ===========
            LIABILITIES AND STOCKHOLDERS' EQUITY
    Note payable                                                        $   108,341
    Revolving lines of credit                                             7,990,588
    Capital lease obligations                                                 7,637
    Accrued expenses and other liabilities                                1,437,578
    Allowance for credit losses on loans sold                               545,000
    Income taxes payable                                                  2,022,629
                                                                        -----------
                        Total liabilities                                12,111,773

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
       1,500,000 shares of cumulative convertible Series A stock
       issued and outstanding(liquidation value of $2,250,000)               15,000
    Common stock, $.01 par value; authorized 100,000,000 shares;
         8,226,883  shares issued and outstanding                            82,269
    Additional paid-in capital                                            5,683,710
    Retained earnings                                                     4,838,566
    Valuation allowance for securities available for sale                  (237,467)
    Notes receivable for stock                                              (57,251)
                                                                        -----------
                        Total stockholders' equity                       10,324,827
                                                                        -----------
                        Total liabilities and stockholders' equity      $22,436,600
                                                                        ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Six Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                               1997         1996
                                                              ------       ------
Revenues:
    Gain on sale of loans                                   $ 8,618,767  $2,559,652
    Net unrealized gain on valuation of
       interest-only strip receivable                           427,975          --
    Interest - loans                                            694,416     174,913
    Interest - investments                                      539,959          --
    Loan servicing income                                       422,482      60,127
    Other income                                                 98,714      76,820
                                                            -----------  ----------
                        Total revenues                       10,802,313   2,871,512
                                                            -----------  ----------
Costs and Expenses:
    Salaries and employee benefits                            1,872,780   1,009,159
    Servicing costs                                             179,909      54,129
    Loan costs                                                  808,550     114,801
    General and administrative                                1,313,174     745,972
    Occupancy                                                   258,483     134,396
    Interest                                                    532,049     167,513
                                                            -----------  ----------
                        Total costs and expenses              4,964,945   2,225,970
                                                            -----------  ----------
Income before income taxes                                    5,837,368     645,542
Provision for income taxes                                    2,048,512          --
                                                            -----------  ----------
                        Net income                          $ 3,788,856  $  645,542
                                                            ===========  ==========
Income per common and common equivalent share:
    Primary:
        Earnings per common share                           $       .43  $     .084
                                                            ===========  ==========
        Weighted average number of common and common
            equivalent shares outstanding                     8,489,979   7,662,662
                                                            ===========  ==========
    Fully Diluted:
        Earnings per common share                           $       .38  $     .081
                                                            ===========  ==========
        Weighted average number of  fully diluted common
            shares outstanding                               10,058,256   7,966,803
                                                            ===========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                               1997         1996
                                                              ------       ------
Revenues:
    Gain on sale of loans                                   $ 3,831,648  $1,191,421
    Net unrealized gain on valuation of
       interest-only strip receivable                           427,975          --
    Interest - loans                                            329,973      73,991
    Interest - investments                                      538,723          --
    Loan servicing income                                            --      47,071
    Other income                                                 61,643      32,931
                                                            -----------  ----------
                        Total revenues                        5,189,962   1,345,414
                                                            -----------  ----------
Costs and Expenses:
    Salaries and employee benefits                            1,092,831     499,001
    Servicing costs                                                  --      44,404
    Loan costs                                                  467,723      56,241
    General and administrative                                  815,549     393,656
    Occupancy                                                   147,158      69,113
    Interest                                                    288,573      81,319
                                                            -----------  ----------
                        Total costs and expenses              2,811,834   1,143,734
                                                            -----------  ----------
Income before income taxes                                    2,378,128     201,680
Provision for income taxes                                      833,435          --
                                                            -----------  ----------
                        Net income                          $ 1,544,693  $  201,680
                                                            ===========  ==========
Income per common and common equivalent share:
    Primary:
        Earnings per common share                           $       .17  $     .026
                                                            ===========  ==========
        Weighted average number of common and common
            equivalent shares outstanding                     8,810,027   7,696,803
                                                            ===========  ==========
    Fully Diluted:
        Earnings per common share                           $       .15  $     .025
                                                            ===========  ==========
        Weighted average number of  fully diluted common
            shares outstanding                               10,317,394   7,966,803
                                                            ===========  ==========

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 1997 and 1996
                                  (Unaudited)

                                                           1997           1996
                                                          ------         ------
Cash flows from operating activities:
   Net income                                          $  3,788,856   $    645,542
   Adjustments to reconcile net income
      to net cash provided by
      (used in) operating activities:
   Depreciation and amortization                            348,484         68,230
   Deferred tax benefit                                     (71,285)            --
   Provision for credit losses                              342,805             --
   Gain on sales of loans                                (8,618,767)    (2,559,652)
   Unrealized gain from sales of loans                     (427,975)            --
   Proceeds from sales of loans                          75,397,612     42,454,021
   Purchase and origination of loans                    (75,476,991)   (40,445,344)
   Change in operating assets and liabilities:
      Decrease in cash deposits, restricted                 110,682             --
      (Increase) decrease in accrued
         interest receivable                                (53,256)         1,379
      Increase in prepaid and other assets                 (624,333)       (51,588)
      Increase in accrued expenses and
         other liabilities                                1,090,891        118,184
                                                       ------------   ------------
   Net cash provided by (used in)
      operating activities                               (4,193,277)       230,772
                                                       ------------   ------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and
      equipment                                            (392,185)      (153,301)
                                                       ------------   ------------
Cash flows from financing activities:
   Increase (decrease) in revolving lines of credit       3,926,408           (908)
   Payments on notes payable                                (49,998)       200,096
   Proceeds from exercise of Series A Warrants            1,911,919             --
   Proceeds from exercise of other Warrants                  92,700             --
   Payments on capital lease obligations                     (6,714)       (16,761)
   Preferred stock dividends                               (134,629)            --
                                                       ------------   ------------
      Net cash provided by financing
         activities                                       5,739,686        182,427
                                                       ------------   ------------
Increase in cash                                          1,154,224        259,898
Cash, beginning of period                                   343,484         25,716
                                                       ------------   ------------
Cash, end of period                                    $  1,497,708   $    285,614
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


DESCRIPTION OF OPERATIONS

The Company through its loan correspondents, direct mail solicitation, and home improvement contractors originates and purchases home improvement loans ("Loans") and is approved to engage in lending activities under the Department of Housing and Urban Development ("HUD") Title I Program. As such, the Company is subject to regulation and examination by this agency. Pursuant to that program, 90% of the principal balances of the Loans are U.S. Government insured ("Title I Loans").

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ADJUSTMENTS TO INTERIM FINANCIAL STATEMENT

The interim financial statements of the Company at March 31, 1997 and for the six months and quarter ended March 31, 1997 and 1996, respectively, reflect all adjustments (consisting solely of normal recurring adjustments), which in the opinion of management, are necessary to make the financial statements not misleading.

CASH DEPOSITS, RESTRICTED

Restricted cash represents unremitted funds received in connection with the servicing of Loans sold with residual interests retained that have not been remitted to the purchasers of such Loans as of March 31, 1997. The liability for these unremitted funds is included in the Balance Sheet under the caption of accrued expenses and other liabilities.

LOANS HELD FOR SALE, NET

Loans held for sale are carried at the lower of aggregated cost or market value in the accompanying Balance Sheet. Loans held for sale at March 31, 1997 have been either originated by the Company or purchased from its Loan Correspondents. The Company funds these Loans primarily through its warehouse line of credit. Purchase premiums, discounts, loan origination fees and related direct origination costs are included in the stated cost of Loans held for sale, and are deferred until the related Loans are sold.

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

REVENUE RECOGNITION

Gain on sale of Loans and Mortgage Backed Securities ("MBS") is recognized upon delivery of Loans or MBS to investors. The gain on sale of Loans and MBS is calculated based upon the difference between the net proceeds from sale and the allocated carrying amount of Loans or MBS sold, together with an Interest-only strip receivable determined on the date of sale. The allocated carrying values are based upon the relative fair value of Loans or MBS sold and the Interest-only strip receivable retained. The difference between the fair value and allocated carrying amounts for securities classified as available for sale is included as a component of stockholders' equity.

INTEREST-ONLY STRIP RECEIVABLE

The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) as of January 1, 1997.

SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value.

As a result of adopting the statement, the Excess servicing receivable previously shown on the Balance Sheet as of December 31, 1996 has been renamed as Interest-only strip receivable, and classified as an "available for sale" security. Interest-only strip receivables arising from sale of Loans and MBS in the three months ended March 31, 1997, are classified as "trading" securities. The Company recorded as revenue, a net unrealized gain of $427,975 on the valuation of the Interest-only strip receivable for Loans and MBS sold in the quarter ended March 31, 1997.

The fair value of the Interest-only strip receivable is calculated based upon the present value of the estimated future interest income after considering the effects of estimated prepayments, defaults and future expenses. The discount rate utilized is based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INTEREST-ONLY STRIP RECEIVABLE, CONTINUED

For Loans and MBS during the three months ended March 31, 1997, the estimated fair value of cash flows were discounted using rates that averaged 11%. The Company has developed its prepayment and default assumptions based on experience with its own portfolio, available market data and information from regulatory agencies. In determining fair value of expected cash flows, management considers economic conditions at the date of sale.

The Company periodically reviews the fair value of the Interest-only strip
receivable.   Changes in the fair value of securities available for sale is recognized as an adjustment to stockholders' equity and changes in the fair value of trading securities is reflected in operations.

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

Recourse to the Company on sales of Loans and MBS is governed by the agreements between the purchasers and the Company. The allowance for credit losses on Loans sold represents the Company's best estimate of its probable future credit losses to be incurred over the life of the Loans and MBS, giving effect to estimated FHA Insurance recoveries on Title I Loans. The allowance for losses on Loans sold with recourse is shown separately as a liability on the Company's Balance Sheet.

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

CREDIT CONCENTRATIONS

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, Loans held for sale and Interest-only strip receivable. Concentration of credit risk and mitigating factors regarding Loans and Interest-only strip receivable are described above. The Company places its cash in several major financial institutions thereby limiting the Company's exposure to concentrations of credit risk. The operating accounts of the Company exceeded the amount insured by the Federal Deposit Insurance Corporation by an aggregate of $1,225,950 at March 31, 1997.

The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. As of March 31, 1997, the Company had outstanding commitments to extend credit or purchase loans in the amounts of approximately $27,167,000.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

IMPAIRMENT OF LONG-LIVED ASSETS

Effective October 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived and Long Lived Assets to be Disposed Of". SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows as identified at the lowest level for which there are identifiable cash flows for a particular group of assets. The Company concluded through analysis of these cashflows that there was no impairment of long lived assets recorded on the financial statements at March 31, 1997.

ACCOUNTING FOR STOCK-BASED COMPENSATION

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

EARNINGS PER SHARE

The computation of primary earnings per share is based on the weighted average number of common shares outstanding during the period plus, when dilutive, common equivalent shares which includes stock options (see Note 12) using the
treasury stock method.   Fully diluted earnings per share additionally assumes
conversion of the Company's 1,500,000 outstanding shares of Preferred Stock, Series A. The number of contingent shares used in the fully diluted calculation is based on the market price of the Company's common stock as of March 31, 1997. Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend requirements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

EARNINGS PER SHARE, CONTINUED

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company has not yet determined the effect that the implementation of SFAS No. 128 will have on the earnings per share calculation.

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

RECLASSIFICATIONS

Certain accounts and balances in the financial statements for the six months and quarter ended March 31, 1996, have been reclassified to be consistent with the 1997 account classifications.

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

FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at December 31, 1996 are set forth below.


                                             Carrying    Estimated Fair
                                               Value         Value
                                             --------    --------------
Financial Assets:
     Cash (a)                               $ 1,497,708     $ 1,497,708
     Loans held for sale (b)                  3,756,086       4,122,178
     Interest-only strip  receivable (c)     14,379,230      14,379,230
Financial Liabilities:
     Debt obligations (d)                     8,106,566       8,106,566

--------------
(a) The carrying value of cash is considered to be a reasonable estimate of fair value.
(b) The fair value is estimated by using current investor yields or outstanding commitments from investors after consideration of non-qualified loans and the collateral securing such Loans.
(c) The fair value is estimated by discounting future cash flows using rates available for instruments with similar risks, terms and remaining maturities.
(d) The debt obligations are primarily adjustable rate instruments and indexed to the prime rate or Federal Funds rate; therefore, carrying value is a reasonable estimate of fair value. Capitalized equipment leases have implicit fixed interest rates ranging from 14.4% to 25.6%, which approximate fair value in the aggregate.

The fair value estimates made at March 31, 1997 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire portion of the financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

3.  LOANS HELD FOR SALE

Loans held for sale consisted of the following at March 31, 1997:

                                            1997
                                           ------
Title I Loans                            $3,558,435
Conventional loans                          134,589
Commercial loans                             25,000
Capitalized loan origination fees and
    costs, net                              135,867
                                         ----------
                                          3,853,891
Allowance for credit losses                 (97,805)
                                         ----------
     Total                               $3,756,086
                                         ==========

The serviced Loan portfolio which includes Loans sold to investors and Loans retained by the Company aggregated approximately $158,101,000 at March 31, 1997.

4. ALLOWANCE FOR CREDIT LOSSES

Changes in the allowance for credit losses for Loans consisted of the following:


                                                         1997
                                                        ------
Balance at January 1, 1997                            $ 498,509
Provisions for credit losses                            350,000
Credit losses incurred                                 (205,704)
                                                      ---------
Balance at March 31, 1997                             $ 642,805
                                                      =========
Components of Allowance:
Allowance for credit losses on Loans held for sale    $  97,805
Allowance for credit losses on Loans sold               545,000

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

5.   INTEREST-ONLY STRIP RECEIVABLE

     The activity in the Interest-only strip receivable is summarized as follows for the three months ended March 31, 1997:



Balance, January 1, 1997                        $10,521,807
Additions                                         4,467,468
Deductions                                         (250,246)
Change in fair value                               (359,799)
                                                -----------
Balance, March 31, 1997                         $14,379,230
                                                ===========

6.   FURNITURE, FIXTURES AND EQUIPMENT

Furniture, fixtures and equipment consisted of the following at March 31:

                                                 1997
                                                ------
Furniture and fixtures                      $   296,792
Equipment                                       509,510
Leasehold improvements                           38,850
Software cost                                   383,395
                                            -----------
                                              1,228,547

Accumulated depreciation                       (296,335)
                                            -----------
                                            $   932,212
                                            ===========

7.   REVOLVING LINES OF CREDIT

The Company finances its loans held for sale through a $15,000,000 revolving line of credit agreement, effective September 17, 1996, which matures January 31, 1998, and had an outstanding balance of $2,990,588 at March 31, 1997. The Company receives funding for approximately 98% of the principal on each loan it originates or purchases through the warehouse line. The outstanding principal is collateralized by the original notes and mortgages and repaid upon their sale. Interest accrues at the lower of 350 basis points over the Federal Funds rate (7.07% at March 31, 1997) or 150 basis points over the prime interest rate (8.50%, at March 31, 1997) and is due monthly. The agreement stipulates that the bank will hold the original notes and mortgages for all loans funded under the line as collateral. Upon sale of the loans, the purchaser will fund the bank directly and the collateral will be released.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

7.   REVOLVING LINES OF CREDIT, CONTINUED

On November 8, 1996 the Company entered into a separate working capital line of credit (servicing collateralized) for $3,000,000 (increased to $5,000,000 effective January 1, 1997) which matures January 31, 1998. The interest rate on the working capital line of credit is prime plus 2.25%.

In connection with the above borrowings, the Company has agreed to certain financial covenants regarding tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained.

The composition of the revolving lines of credit was as follows at March 31, 1997:

Payable to financial institution, warehouse line             $2,990,588
Payable to financial institution, working capital line        5,000,000
                                                             ----------
                                                             $7,990,588
                                                             ==========

8.   PREFERRED STOCK

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

8.   PREFERRED STOCK, CONTINUED

Holders of the Series A Preferred Stock were granted "piggyback" registration rights covering the shares of Common Stock into which the Series A Preferred Stock is convertible after nine months from the date of issuance of the Series A Preferred Stock, which rights terminate after three years from the date of issuance of the Series A Preferred Stock.

9.    INCOME TAXES

The provision for income taxes for the three months ended March 31, 1997 is comprised of the following:

                                                 1997
                                                ------
 Current:
   Federal                                     $763,546
   State                                         31,087
                                               --------
                                                794,633

 Deferred provision                              38,802
                                               --------
 Provision for income taxes                    $833,435
                                               ========

The components of deferred tax assets and liabilities were as follows at March
31:

                                                        1997
                                                       ------
 Deferred tax liabilities:
  Depreciation and amortization                       $(47,985)
                                                      --------
 Deferred tax assets:
  Net operating loss carry forwards                     73,230
  Allowance for credit losses                          218,554
  Unrealized gain                                      213,550
                                                      --------
                                                       505,334

  Valuation allowance                                  (73,230)
                                                      --------
  Total deferred tax assets                            432,104
                                                      --------
 Net deferred tax assets                              $384,119
                                                      ========

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

9.   INCOME TAXES, CONTINUED

 The reconciliation between the income tax provision and the income tax expense using the Federal statutory rate for the three months ended March 31, 1997 is as follows:

                                                    1997
                                                   ------
Federal tax at statutory rate of 34%              $808,564
State income taxes, net of federal tax benefit      21,591
Expenses not deductible for tax purposes             3,280
                                                  --------
Total income tax provision                        $833,435
                                                  ========

There was no income tax provision for the six months and quarter ended March 31, 1996 due to the carryforward of net operating losses from prior years and accordingly no rate reconciliation is provided.

10.  GAIN ON SALE OF LOANS

     Gain on sale of Loans, as defined in Note 2, and the related cost is as follows for the three month period ended March 31, 1997 and 1996:

                                1997         1996
                               ------       ------
Gain on whole Loan sales    $ 1,456,121   $1,515,303
Interest-only strip gain      3,864,442      208,205
                            -----------   ----------
                              5,320,563    1,723,508

Premiums, net                (1,488,915)    (532,087)
Transaction costs                    --           --
                            -----------   ----------
Gain on sale of Loans       $ 3,831,648   $1,191,421
                            ===========   ==========

11.  COMMITMENTS AND CONTINGENCIES

The Company leases its office space at its corporate headquarters and eleven branch offices through operating leases expiring through 2001. Rent expense for the three month periods ended March 31, 1997 and 1996 totaled $112,809 and $56,850, respectively.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, continued

11.  COMMITMENTS AND CONTINGENCIES, CONTINUED

The Company also leases certain office equipment under various capital leases. The economic substance of these leases is that the Company is financing the acquisition of the assets through the leases. Required minimum rental payments for the remaining terms of the leases are as follows:


    Years Ending                           Capital Leases   Operating Leases
    ------------                           --------------   ----------------
    1997 remaining                              $ 2,229         $  123,370
    1998                                          6,125            278,155
    1999                                            472            277,912
    2000                                             --            208,615
    2001                                             --            177,619
    Less amount representing interest            (1,189)                --
                                                -------         ----------
                                                $ 7,637         $1,065,671
                                                =======         ==========

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

Home is required to maintain adjusted net worth, as defined by HUD, amounting to $250,000. At March 31, 1997, Home had adjusted net worth of $10,386,300.

12.  STOCK OPTIONS

In June of 1993, Home issued options to purchase 555 shares of its common stock at $120 per share to one of its employees. As a result of the acquisition of HomeCapital, these options were converted into options to purchase 409,668 shares of HomeCapital stock at $.16 per share. The options, which are fully exercisable as of March 31, 1997, expire in the year 2001. No shares have been exercised.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, Continued

12.  STOCK OPTIONS, CONTINUED

Effective March 21, 1996, the Board of Directors of the Company adopted the HomeCapital Investment Corporation 1996 Stock Option Plan, which was ratified by
stockholder vote on August 16, 1996.   The Stock Option Plan provides that up to
500,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends, mergers and similar transactions. At March 31, 1997, options to purchase an aggregate of 450,000 shares of Common Stock had been granted under the Stock Option Plan. Exercise prices per share range from $3.50 to $9.00.

13.  SEGMENT INFORMATION

For the three month periods ended March 31, 1997 and 1996, Title I Loan origination and production (exclusive of paydowns and repurchases) is summarized as follows:

                                     1997                1996
                               ---------------     --------------
 Source of Loan Production     Amount       %      Amount      %
 -------------------------     ------      ---     ------     ---
Correspondent Loans          $31,801,408  89.3   $15,881,280  75.9
Dealer Loans                   1,750,588   4.9     4,108,716  19.6
Direct Loans                   2,069,664   5.8       944,807   4.5
                             -----------   ---   -----------  ----
Total Title I Loans          $35,621,660   100   $20,934,803   100
                             ===========  ====   ===========  ====

The Company also originates conventional home improvement Loans through several arrangements with other home improvement lenders on a pre-approved basis. Total conventional loans originated for the three months ended March 31, 1997 and 1996 were $1,045,335 and $935,787, respectively. At March 31, 1997 and 1996,
$134,589 and $0, respectively, of conventional loans were held for sale under firm purchase commitments.

Prior to October 1995, the Company sold all of its loans held for sale on a servicing released basis. In October 1995, the Company commenced selling the majority of its loan production to its then warehouse lender on a servicing retained basis. Additionally, effective March 1, 1996, the Company was approved as a Seller/Servicer with Fannie Mae to sell Title I Loans to Fannie Mae with servicing retained. The Company began selling Title I Loans to Fannie Mae in June 1996. Following is a summary of loans sold during the three month periods ended March 31, 1997 and 1996:

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, Continued

13.  SEGMENT INFORMATION, CONTINUED


Title I Loans Sold:                    1997         1996
-------------------                   ------       ------
    Servicing released              $   609,526  $        --
    Servicing retained:
        Financial institutions               --   20,159,345
        Fannie Mae - Whole loans     22,237,065           --
        Fannie Mae - MBS             14,816,156           --
                                    -----------  -----------
                                     37,053,221   20,159,345
                                    -----------  -----------
Total Title I Loans Sold            $37,662,747  $20,159,345
                                    ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company conducts its operations entirely through its wholly-owned subsidiary, HomeOwners Mortgage and Equity, Inc. ("Home"). See Note 1 to Notes to Consolidated Financial Statements.

Home is a specialized consumer finance company organized in 1993 to originate, purchase, sell and service home improvement and other second mortgage loans secured by residential property. Home primarily finances Title I home improvement loans ("Title I Loans") and conventional consumer and home equity loans that may fund a variety of borrower needs ("Conventional Loans"). Loans originated or purchased by Home are financed through bank warehouse credit lines and then sold to the Federal National Mortgage Association ("Fannie Mae"), secondary market mortgage investors and other financial institutions. Home originates its loans primarily through a national network of mortgage company loan correspondents ("Correspondents"), through direct mail solicitation of individual homeowners ("Direct Loans"), and through pre-qualified home improvement contractors ("Dealers") principally in the Southwestern and Western regions of the United States. Additionally, the Company has continued to pursue special arrangements for loans to customers of home improvement supply and installation firms ("Corporate Alliances"). The Corporate Alliances relationships provide another source for Direct Loans.

In November 1996, Home concluded a marketing agreement with Builders Square, Inc., a subsidiary of Kmart Corporation, under which, on an exclusive basis, Home will market its MoneyLink loan products through the Builders Square stores. The agreement called for an initial test period of six months. Effective May 31, 1997, the test period will conclude early and Home will proceed with implementing the MoneyLink program on a national basis to Builders Square customers in its 168 stores in the United States and Puerto Rico.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1997 ("1997 period"), COMPARED TO SIX MONTHS ENDED MARCH 31, 1996 ("1996 period"):

     A comparison of results of operations of the 1997 period to the 1996 period reflects the substantial shift of the business from cash loan sales to sales of loans and Mortgage-backed Securities ("MBS") to Fannie Mae, with the retention of servicing of the assets transferred. It also reflects the significant growth the Company has attained during the past year in both loan production volume and geographical diversity of its area of operations. The Company originated $75.5 million of loans during the 1997 period compared to $41.6 million of loans during the 1996 period, an increase of 81.4%. This increase is a result of an increase in the number of active Correspondents, increase in the level of Direct Loan originations and an expansion in the number of states served. At March 31, 1997, the Company had approximately 209 active Correspondents and 237 active Dealers, compared to approximately 105 active Correspondents and 154 active Dealers at March 31, 1996. As of March 31, 1997, the Company was approved by state regulatory authorities for loan originations in 36 states. This represented an increase of 13 states during the six months ended March 31, 1997. Additionally, during the six months ended March 31, 1997, the Company opened 6 new branch offices. New offices were opened in Seattle, Denver, Chicago, Pittsburgh, Cleveland, and Atlanta. Further, the Phoenix office was expanded to accommodate direct mail loan solicitations. Of the $75.5 million of loans originated in the 1997 period, $74.0 million were Title I Loans and $1.5 were Conventional Loans.

     The following table sets forth certain data regarding loans originated by the Company during the 1997 period and the 1996 period:


                                  Six Month Period
                                  Ended March 31,
                                 1997         1996
                                ------       ------
Principal amount of loans:
Correspondents:
Title I                       $63,547,512  $28,141,876
Conventional                    1,522,864    1,631,557
                              -----------  -----------
Total Correspondent            65,070,376   29,773,433
Dealers - Title I               4,394,927    9,987,526
Direct - Title I                6,030,052    1,864,649
                              -----------  -----------
Total                         $75,495,355  $41,625,608
                              ===========  ===========
Number of loans:
Correspondents:
Title I                             2,728        1,276
Conventional                           74           60
                              -----------  -----------
Total Correspondent                 2,802        1,336
Dealers - Title I                     331          696
Direct - Title I                      337          105
                              -----------  -----------
Total                               3,470        2,137
                              ===========  ===========

     Total revenues increased 276% to $10.8 million for the 1997 period from $2.9 million for the 1996 period. The increase was primarily the result of the increased volume of loans originated and the sale of such loans, with the retention of servicing of assets transferred.

     The following table sets forth the principal balance of loans sold and related gain on sale data for the 1997 period and 1996.

                                              Six Month Period
                                              Ended March 31,
                                             1997          1996
                                            ------        ------
Principal amount of loans sold:
 Title I                                 $74,779,847   $39,475,564
Conventional                               1,442,425     1,631,557
                                         -----------   -----------
Total                                    $76,222,272   $41,107,121
                                         ===========   ===========
Gain on sale of loans                    $ 8,618,767   $ 2,559,652
Gain on sale of loans as a percentage
   of principal balance of loans sold           11.3%          6.2%

Gain on sale of loans, as a percentage of the principal balance of loans sold, increased in the 1997 period over the 1996 period, primarily due to the Interest-only strip component of the gain in the 1997 period. The increase in gain on sale of loans increased from $2.6 million in the 1996 period to $8.6 million in the 1997 period. The Interest-only strip component of the gain totaled $9.5 million in the 1997 period.

     On January 1, 1997, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" - FASB Statement No. 125, became effective and established new accounting rules regarding the computation of gain on sale of loans and MBS. SFAS No. 125 requires certain reclassifications of the Company's balance sheet and statement of operations. As a result of adopting the statement, the Excess servicing receivable previously shown on the Balance Sheet as of December 31, 1996 has been renamed as Interest-only strip receivable, and classified as an "available for sale" security. Interest-only strip receivables arising from sale of Loans and MBS in the three month period ended March 31, 1997, are classified as "trading" securities. The Company recorded as revenue, a net unrealized gain of $427,975 on the valuation of the Interest-only strip receivable for Loans and MBS sold in the quarter ended March 31, 1997.

In the year ended September 30, 1996, the Company commenced selling loans, retained the right to service such assets, and additionally retained an Interest-only receivable associated with the transfer and sale of the assets. Prior to January 1, 1997, the income from the servicing of the assets was classified as Loan Servicing Income. With the adoption of SFAS 125, the revenue will now be classified as interest income on the Statement of Operations.

Loans serviced totaled approximately $158,100,000 at March 31, 1997, as compared to $38,400,000 March 31, 1996.

Interest income-loans increased 297% to $694,416 during the 1997 period from $174,913 during the 1996 period. The increase was primarily the result of the increase in the size of the portfolio of assets serviced and loans held for sale.

     As a result of the adoption of SFAS No. 125, amounts previously reported as loan servicing income were reported as interest-investments during the three month period ended March 31, 1997. Accordingly, no servicing costs were recorded for the three months ended March 31, 1997. Instead, those costs were netted against the cash flows associated with the Interest-only strip receivable. Those cash flows are recorded as a deduction of the Interest-only strip receivable. The investment interest income reflects the accreted income associated with the discount rate of the Interest-only strip receivable.

     The provision for credit losses increased from zero in the 1996 period to $550,000 in the 1997 period. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, the borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. The increase in the provision for credit losses was due primarily to the increase in loan production during the six months ended March 31, 1997. Presently, upon sale of loans by Home the purchaser assumes all credit risk, except for first payment default, fraud and certain other limited exceptions. If Home changes its loan disposition strategy in ways that increase its credit risk by securitizing or otherwise holding the loans longer in portfolio, then the provision for credit losses as a percentage of loans originated can be expected to increase.

     Salaries and employee benefits increased 86% to $1,872,780 for the 1997 period from $1,009,159 for the 1996 period, primarily as a result of an increase in the pay rates of employees and the increase in hiring professionals required for growth. During the 1997 period, in order to provide adequate infrastructure for anticipated future growth, the Company increased the number of new hire professional staff relative to clerical staff hirings. This decision to increase the hiring of senior professionals resulted in increased employment costs when compared to the 1996 period when new hires were predominately clerical personnel. At the end of the 1997 period, the Company had total employment of 87 as compared to 43 at the end of the 1996 period.

     Loan costs, consisting primarily of costs for credit reports, flood reports, title reports, inspection fees, and the provision for credit losses, increased 604% to $808,550 for the 1997 period from $114,801 for the 1996 period due primarily to the provision for credit losses of $550,000, as well as the increase in loan production of $33.9 million from the 1996 period to 1997.

     Total general and administrative expenses increased 76% to $1,313,174 for the 1997 period from $745,972 for the 1996 period. The increase was primarily as a result of increases in postage and courier costs, telecommunication costs, stationary and office supplies expenses, travel costs, advertising expenses, and depreciation expense. The increase in these costs was primarily attributable to the increased volume of loan originations, loans serviced, and the new offices opened.

     Interest expense increased 218% to $532,049 for the 1997 period from $167,513 for the 1996 period. The increase was the direct result of increased loan originations, the corresponding increase in the average outstanding balance of the warehouse credit line, and the financing of the Interest-only strip receivable.

     The provision for income taxes in the 1997 period was $2,048,514. Prior to June 30, 1996, the Company recorded no tax provisions due to net accumulated operating losses. For the six month period ended March 31, 1997, the Company had income before income taxes of $5.8 million as compared to $645,542 for the six month period ended March 31, 1996. A valuation allowance of $73,230 on deferred tax assets remains at the end of the 1997 period due to net operating loss carryforwards generated by the Company which it may not be able to utilize in future periods. The Company and Home file separate Federal and state income tax returns.

     The effective income tax provision for the 1997 period was 35%. This percentage differs from the federal statutory rate of 34% due primarily to the effect of state income taxes.

     As a result of the foregoing, net income increased to $3.8 million ($.38 per share) for the 1997 period from $645,542 ($.081 per share) for the 1996 period.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31,
1996

     The net income for the second quarter of fiscal 1997 ended March 31, 1997, as compared to the first quarter of fiscal 1997 ended December 31, 1996, declined by $699,467, from $2,244,160 to $1,544,693, respectively. Revenues declined from $5,612,349 in the first quarter to $5,189,962 in the second quarter primarily due to the lower gain on sale of the MBS transactions closed in the quarter ended March 31, 1997, and the additional premium paid associated with the acquisition of higher credit-quality loans. Total costs and expenses for the second quarter ended March 31, 1997, were $2,811,834 as compared to $2,153,112 for the first quarter ended December 31, 1996. The increase of $658,722, or 31%, resulted primarily from the opening of several new offices, the increase in personnel and expenses to support the direct mail marketing program, and the increase in personnel and administrative costs required to implement the Company's new Corporate Alliance with Builders Square. The Company anticipates that in future periods it will realize increased loan production from the personnel and facilities established with these expenditures, beginning in the third quarter of fiscal 1997.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash requirements arise from the cost of loan originations and payments of operating expenses, interest and income taxes. Loan originations are initially funded principally through the Company's warehouse line of credit pending the sale of loans in the secondary market. Substantially all of the loans originated by the Company are sold. Net cash provided by (used in) the Company's operating activities for the six months ended March 31, 1997 and 1996 was approximately ($4.2 million) and $.2 million, respectively. The net cash from the Company's operating activities resulted primarily from the proceeds from the sale of loans totaling $75.4 million and $42.5 million for the six month periods ended March 31, 1997 and 1996, respectively.

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans in the secondary market, are essential for the continuation of the Company's loan origination operations. At March 31, 1997, the Company had a $15 million warehouse line of credit (the "Warehouse Line"). The Warehouse Line matures January 31, 1998. At March 31, 1997, $3.0 million was outstanding under the Warehouse Line and $12.0 million was available. The Warehouse Line, as amended, bears interest at the lower of prime plus 1.5% per year or the Federal funds rate plus 3.5% per year and is collateralized by loans held for sale. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth of $7.2 million. In addition, the Company secured a $3.0 million working capital line of credit (the "Working Capital Line") on November 8, 1996 (increased to $5.0 million effective January 1, 1997) from the same lender, which is collateralized by a pledge of the Company's Interest-only strip receivable. The Working Capital Line has a 12-month revolving credit period, bears interest, payable monthly, at prime plus 2.25% per year, and requires the Company to maintain a minimum adjusted tangible net worth of $7.2 million. Borrowings under the Working Capital Line cannot exceed the lesser of (i) the book value of the Interest-only strip receivable or, (ii) 50% of the appraised value of the Interest-only strip receivable as determined by the lender. While the Company believes that it will be able to maintain its existing credit facilities and obtain replacement financing as its credit arrangements mature and obtain additional financing, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

     Until October 1995, the Company's principal source of liquidity was the sale of whole loans, servicing released. While this enabled the Company to meet its operating cash requirements, it limited the Company's growth potential and return on its loan originations. To remedy this situation, the Company embarked on a strategy in fiscal 1995 that would enable the Company to position itself to retain the servicing rights and the related interest-only spread associated with its loan originations and look to various other sources to securitize its loan production, such as sales to Fannie Mae under the Title I Loan program and the securitized sale of loan pools in the secondary market. The Company was approved as a Seller/Servicer under the Fannie Mae Title I Loan purchase program in March 1996 and required to obtain expanded warehouse financing and additional capital to support loan sales to Fannie Mae. During the six month period ended March 31, 1997, the Company sold $71.3 million in loans and MBS to Fannie Mae, retaining servicing rights and the Interest-only strip receivable. The Company intends to continue selling substantially all of its qualified Title I Loans to Fannie Mae until it is able to privately assemble and securitize such loans in the secondary market on a cost effective basis. Any such securitization program would necessarily entail its own liquidity demands, including without limitation, funding of reserves and other credit enhancements, income taxes and significant issuance costs, and require larger warehouse lines of credit and additional capital to meet rating agency requirements and the increased liquidity demands.

     While the increase in its Warehouse Line, Working Capital Line, and additional capital have enabled the Company to significantly increase its loan originations and Loan sales to Fannie Mae, such sales, with the retention of the Interest-only strip receivable, create additional short-term cash requirements. Loan sales to Fannie Mae are generally made at a lower premium, and include the retention for the life of the loan of up to 500 basis points of the initial spread between the coupon rate of the Loans and the pass-through rate to Fannie Mae, and must be accounted for on a basis, as described above, that generates a much larger gain on sale for income tax purposes. This gain is subject to federal and state income tax currently payable, even though the cash interest income from the related Loan sales will be received over the life of the Loans. Accordingly, in order for the Company to continue to grow its loan originations and servicing portfolio, it must constantly raise additional capital through the sale of debt and/or equity securities until the servicing portfolio is large enough to be self-funded.

     Beginning in the three month period ended March 31, 1997, as an alternative to whole loan sales to Fannie Mae, the Company began participating in the Fannie Mae FHA Title I Mortgage-Backed Securities Program ("MBS Program"). Under the MBS Program, the Company delivers qualifying Title I Loans to Fannie Mae and mortgage-backed securities are created. This MBS Program allows an interest spread up to 250 basis points to be retained by the Company and results in a mortgage-backed security that could be held by the Company or sold in the secondary market for cash. For the three months ended March 31, 1997, the Company sold approximately $14.8 million in Fannie Mae FHA Title I MBS. These transactions generated cash gains of $1.2 million and $.9 million in Interest-only strip receivables.

     In May 1997, Home engaged Prudential Securities Incorporated to assist it in the implementation of a securitization program. Under this securitization program, Home intends to convert its loans into mortgage pass-through securities, and subsequently securitize these mortgage pass-through securities by issuing asset backed securities collateralized by these mortgage pass-through securities. Prior to securitization, Home intends to finance the accumulation of the mortgage pass-through securities under a $50,000,000 repurchase agreement with Prudential Securities Incorporated.

     During the 1997 period, the Company used $392,185 in investing activities, primarily for furniture, fixtures and equipment, including $90,000 for the further development of the Lot$Pro computer system, and provided $5.7 million in financing activities through increasing usage of its revolving lines of credit and the issuance of Common Stock through the exercise of warrants.

     The Company expects to spend approximately $250,000 for additional furniture, fixtures and equipment through the remainder of fiscal 1997 for the expansion of its lending network, and approximately $100,000 for additional upgrades and enhancements to its computer system.

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

SAFE HARBOR STATEMENT

The following is a "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Some of the statements contained in this document that are not historical facts are forward looking statements. Actual results may differ from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's loan products, and in general economic conditions, including interest rates, presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources. Investors are also directed to other risks discussed elsewhere in this document and in other documents filed by the Company with the Securities and Exchange Commission.

                                    PART II

                               OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibit 10.1 Fifth Amendment to the Warehouse Loan Agreement, dated as of January 1, 1997, among the Company, Home, and Guaranty Federal Bank, F.S.B.

          Exhibit 10.2 First Amendment to the Working Capital Line of Credit and Security Loan Agreement dated as of January 1, 1997, among the Company, Home, and Guaranty Federal Bank, F.S.B.

          Exhibit 27   Financial Data Schedule (Electronic Filing Only)

     (b)  Reports on Form 8-K:  None

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HomeCapital Investment Corporation
                              (Registrant)


Date:  May  14, 1997
                                    By: /s/ John W. Ballard
                                       --------------------------------------
                                       John W. Ballard, President,
                                       Chairman of the Board of Directors and
                                       Chief Executive Officer

Date:  May 14, 1997
                                    By: /s/ Michael B. Thimmig
                                       --------------------------------------
                                       Michael B. Thimmig, Executive Vice
                                       President, Chief Financial Officer and
                                       Treasurer