Form 10QSB
period 1997-06-30
HOMECAPITAL INVESTMENT CORP
filed 1997-08-14
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                  FORM 10-QSB


(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________ to __________.


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

                                (512) 427-5200
               (Issuer's Telephone Number, Including Area Code)


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No
   ---

     As of July 31, 1997, there were 8,226,883 shares of common stock of the issuer outstanding.


     Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                    ---    ---

          The Exhibit Index appears on page 34.

                      HOMECAPITAL INVESTMENT CORPORATION


                             Index to Form 10-QSB



PART I.                      FINANCIAL INFORMATION               Page No.
                                                                 --------

Item 1.       Financial Statements.

              Consolidated Balance Sheet (Unaudited)
              As of June 30, 1997                                       3

              Consolidated Statements of Operations (Unaudited)
              For the Nine Months Ended June 30, 1997
              and 1996                                                  4

              Consolidated Statements of Operations (Unaudited)
              For the Three Months Ended June 30, 1997
              and 1996                                                  5

              Consolidated Statements of Cash Flows (Unaudited)
              For the Nine Months Ended June 30, 1997
              and 1996                                                  6

              Notes to Consolidated Financial Statements                7

Item 2.       Management's Discussion and Analysis or
              Plan of Operation.                                       25

PART II.      OTHER INFORMATION

Item 2.       Changes in Securities.                                   34

Item 6.       Exhibits and Reports on Form 8-K.                        34

SIGNATURES                                                             35


               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEET

                                 June 30, 1997
                                  (Unaudited)


                  ASSETS

    Cash                                                              $   366,616
    Cash deposits, restricted                                           1,167,835
    Loans held for sale, net                                            4,449,762
    Mortgage-backed securities                                         21,746,641
    Interest-only strip receivable                                     15,170,988
    Prepaid and other assets                                            1,109,049
    Furniture, fixtures and equipment, net                              1,278,627
    Deferred tax assets                                                   437,320
                                                                      -----------
                        Total assets                                  $45,726,838
                                                                      -----------

      LIABILITIES AND STOCKHOLDERS' EQUITY

    Note payable                                                      $    83,342
    Revolving lines of credit                                          25,951,678
    Payable under securities loan agreements                            4,026,000
    Capital lease obligations                                              47,262
    Accrued expenses and other liabilities                              2,261,656
    Allowance for credit losses on loans sold                             619,315
    Income taxes payable                                                2,219,721
                                                                      -----------
                        Total liabilities                              35,208,974
                                                                      -----------
Commitments and contingencies

Stockholders' equity:

  Preferred stock, $.01 par value; 10,000,000 shares authorized;
    1,500,000 shares of cumulative convertible Series A stock
    issued and outstanding(liquidation value of $2,250,000)                15,000
    Common stock, $.01 par value; 100,000,000 shares authorized;
     8,226,883  shares issued and outstanding                              82,269
    Additional paid-in capital                                          5,733,710
    Retained earnings                                                   4,981,603
    Valuation allowance for securities available for sale                (237,467)
    Notes receivable for stock                                            (57,251)
                                                                      -----------
                        Total stockholders' equity                     10,517,864
                                                                      -----------
                        Total liabilities and stockholders' equity    $45,726,838
                                                                      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                For the Nine Months Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                            1997               1996
                                                        -----------        -----------
Revenues:
    Gain on sale of loans and mortgage-backed
     securities                                         $10,498,745        $4,098,255
    Net unrealized gain on valuation of  investment
       securities                                         1,862,559                --
    Interest - loans                                        844,551           324,370
    Interest - investments                                1,634,379             3,524
    Loan servicing income                                   422,482           147,022
    Other income                                            168,722           102,102
                                                        -----------        ----------
                        Total revenues                   15,431,438         4,675,273
                                                        -----------        ----------
Costs and Expenses:
    Salaries and employee benefits                        3,377,389         1,552,810
    Servicing costs                                         701,142           134,309
    Loan costs                                            1,175,582           201,402
    General and administrative                            2,649,577         1,138,223
    Occupancy                                               442,871           226,406
    Interest                                                923,895           279,705
                                                        -----------        ----------
                        Total costs and expenses          9,270,456         3,532,855
                                                        -----------        ----------
Income before income taxes                                6,160,982         1,142,418
Provision for income taxes                                2,161,778           330,000
                                                        -----------        ----------
                        Net income                      $ 3,999,204        $  812,418
                                                        ===========        ==========
Income per common and common equivalent share:
  Primary:
        Earnings per common share                       $       .44        $     .103
                                                        ===========        ==========
        Weighted average number of common and common
            equivalent shares outstanding                 8,602,901         7,812,984
                                                        ===========        ==========
  Fully Diluted:
        Earnings per common share                       $       .40        $     .102
                                                        ===========        ==========
        Weighted average number of  fully diluted
         common shares outstanding                       10,106,157         7,884,132
                                                        ===========        ==========


   The accompanying notes are an integral part of the consolidated financial statements.

                HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)



                                                                   1997            1996
                                                                -----------    -----------
Revenues:
    Gain on sale of loans and mortgage-backed
     securities                                                 $ 1,879,977    $ 1,538,602
    Net unrealized gain on valuation of investment
       Securities                                                 1,434,584             --
    Interest - loans                                                150,135        149,457
    Interest - investments                                          855,650          1,215
    Loan servicing income                                                --         86,896
    Other income                                                     70,010         27,590
                                                                -----------    -----------
                        Total revenues                            4,390,356      1,803,760
                                                                -----------    -----------
Costs and Expenses:
    Salaries and employee benefits                                1,504,609        543,652
    Servicing costs                                                 282,462         80,179
    Loan costs                                                      367,031         86,601
    General and administrative                                    1,336,403        392,251
    Occupancy                                                       184,388         92,011
    Interest                                                        391,845        112,190
                                                                 ----------    -----------
                        Total costs and expenses                  4,066,738      1,306,884
                                                                -----------    -----------
Income before income taxes                                          323,618        496,876
Provision for income taxes                                          113,266        330,000
                        Net income                              $   210,352    $   166,876
                                                                ===========    ===========
Income per common and common equivalent share:
  Primary:
        Earnings per common share                               $       .02    $       .02
                                                                ===========    ===========
        Weighted average number of common and common
            equivalent shares outstanding                         8,846,758      7,979,202
                                                                ===========    ===========
Fully Diluted:
        Earnings per common share                               $       .02
                                                                ===========
        Weighted average number of  fully diluted
         common shares outstanding                               10,346,758
                                                                ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Nine Months Ended June 30, 1997 and 1996
                                  (Unaudited)



                                                                             1997                   1996
                                                                        ------------             -----------
Cash flows from operating activities:
   Net income                                                              3,999,204                 812,418
   Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
   Depreciation and amortization                                           1,127,536                 122,222
   Deferred tax benefit                                                     (246,818)                     --
   Provision for credit losses                                               775,000                  20,000
   Gain on sales of loans and mortgage-backed securities                 (10,498,745)             (4,098,255)
   Unrealized gain from valuation of investment securities                (1,862,559)                     --
   Proceeds from sales of loans and mortgage-backed securities            94,249,216              68,630,165
   Purchase and origination of loans                                    (115,157,183)            (68,110,468)
      Change in operating assets and liabilities:
      Increase in cash deposits, restricted                                 (462,081)               (295,065)
      Increase in accrued interest receivable                               (150,608)                (22,043)
      Increase in prepaid and other assets                                  (764,664)                (62,189)
      Increase in accrued expenses and other liabilities                   2,162,062                 913,430
                                                                        ------------             -----------
   Net cash used in operating activities                                 (26,829,640)             (2,089,785)
                                                                        ------------             -----------
Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment                            (777,624)               (257,239)
                                                                        ------------             -----------
Cash flows from financing activities:
   Increase in revolving lines of credit                                  21,887,498               1,245,797
   Increase in payable under securities loan agreements                    4,026,000                      --
   Proceeds from notes payable                                                    --                 200,000
   Payments on notes payable                                                 (74,997)               (150,000)
   Proceeds from exercise of Series A Warrants                             1,911,919                      --
   Proceeds from exercise of other Warrants                                   92,700                      --
   Proceeds from sale of preferred stock                                          --               1,861,000
   Payments on capital lease obligations                                     (10,779)                (24,183)
   Preferred stock dividends                                                (201,945)                     --
                                                                        ------------             -----------
      Net cash provided by financing activities                           27,630,396               3,132,614
                                                                        ------------             -----------
Increase in cash                                                              23,132                 785,590
Cash, beginning of period                                                    343,484                  25,716
                                                                        ------------             -----------
Cash, end of period                                                          366,616                 811,306
                                                                        ============             ===========

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


     DESCRIPTION OF OPERATIONS
     -------------------------

     The Company through wholesale and retail sources originates and purchases home improvement loans, and other second lien mortgage loans ("Loans").
     The Company is an approved lender under the Department of Housing and Urban Development ("HUD") Federal Housing Administration ("FHA") Title I Program, which provides FHA insurance against losses on eligible property improvement and manufactured housing loans ("Title I Loans"). As an FHA approved lender, the Company is subject to regulation and examination by HUD. Under the program, the FHA insures 90% of the principal balance of each Title I Loan and certain interest costs, subject to the amount of insurance available in the Company's reserve account maintained by the FHA.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------


     ADJUSTMENTS TO INTERIM FINANCIAL STATEMENTS
     -------------------------------------------


     The interim financial statements of the Company at June 30, 1997 and for the nine month periods and quarters ended June 30, 1997 and 1996, reflect all adjustments (consisting solely of normal recurring adjustments), which in the opinion of management, are necessary to present fairly the results of operations and financial position. The results of operations of any interim period are not necessarily indicative of the results of operations for a full year.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     CASH DEPOSITS, RESTRICTED
     -------------------------

     Restricted cash represents funds received in connection with the servicing of Loans sold on a servicing retained basis that have not been remitted to the purchasers of such Loans as of June 30, 1997. The liability for these unremitted funds is included in the Balance Sheet under the caption of accrued expenses and other liabilities.

     LOANS HELD FOR SALE, NET
     ------------------------

     Loans held for sale are carried at the lower of aggregated cost or market value in the accompanying Balance Sheet. Loans held for sale at June 30, 1997 have been either originated by the Company or purchased from its loan correspondents. The Company funds these Loans primarily through its warehouse lines of credit. Purchase premiums, discounts, loan origination fees and related direct origination costs are included in the stated cost of Loans held for sale, and are deferred until the related Loans are sold.


     MORTGAGE-BACKED SECURITIES
     --------------------------

     Mortgage-backed securities consists entirely of Federal National Mortgage Association ("Fannie Mae") Mortgage-backed securities that have been created and issued by Fannie Mae in exchange for Home's Title I Loans. These Mortgage-backed securities represent interest-bearing, marketable obligations of Fannie Mae, which at June 30, 1997 are classified as trading securities pursuant to SFAS No. 65, "Accounting for Certain Mortgage Banking Activities".


     REVENUE RECOGNITION
     -------------------

     Gain on sale of Loans and Mortgage-backed securities is recognized upon transfer of Loans or Mortgage-backed securities to investors. The transfer or sale of Loans is deemed not to have occurred with respect to Loans that have been exchanged for Fannie Mae Mortgage-backed securities that have been retained by the Company. The gain on sale of Loans and Mortgage-backed securities is calculated based upon the difference between the net proceeds from sale and the allocated carrying amounts of Loans or Mortgage-backed securities sold, plus an Interest-only strip receivable derived from the excess servicing fee on the Loans. The allocated carrying values are based upon the relative fair value of Loans or Mortgage-backed securities sold and the Interest-only strip receivable retained.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------


     REVENUE RECOGNITION, CONTINUED
     ------------------------------

     Unrealized gain on investment securities includes the unrealized gain on the Fannie Mae Mortgage-backed securities held for sale at the Balance Sheet date and the Interest-only strip receivables derived from Loans sold by the Company. The unrealized gain on Mortgage-backed securities held for sale represents the excess of fair value over the allocated carrying value of the securities. The fair value of the Mortgage-backed securities is determined based upon independent market quotes.


     INTEREST-ONLY STRIP RECEIVABLE
     ------------------------------

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


     As a result of adopting the statement, the Excess servicing receivable previously shown on the Balance Sheet as of December 31, 1996 has been renamed as Interest-only strip receivable, and classified as "available for sale" securities. The difference between the fair value and allocated carrying amounts for securities classified as available for sale is included as a component of stockholders' equity. In calendar 1997, the Interest-only strip receivable arising from sale of Loans, including Loans sold on a whole loan basis or through the sale of Mortgage-backed securities are classified as "trading" securities. The Company recorded as revenue, a net unrealized gain of $55,449 on the valuation of the Interest-only strip receivable for such Loans and Mortgage-backed securities sold in the quarter ended June 30, 1997.

     The fair value of the Interest-only strip receivable is calculated based upon the present value of the estimated future servicing income after considering the effects of estimated prepayments, defaults and future expenses. The discount rate utilized is based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    -----------------------------------------------------


    INTEREST-ONLY STRIP RECEIVABLE, CONTINUED
    -----------------------------------------

     For Loans and Mortgage-backed securities sold during calendar 1997, the estimated fair value of cash flows were discounted using rates that averaged 11%. The Company has developed its prepayment and default assumptions based on experience with its own portfolio, available market data and information from regulatory agencies. In determining fair value of expected cash flows, management considers economic conditions at the date of sale.

     The Company periodically reviews the fair value of the Interest-only strip
     receivable.   Changes in the fair value of securities accounted for as
     available for sale are recognized as an adjustment to stockholders' equity and changes in the fair value of securities accounted for as trading securities are reflected in operations.

     ALLOWANCE FOR CREDIT LOSSES ON LOANS SOLD
     -----------------------------------------

     Loans sold by the Company are sold with limited recourse. The Company provides an estimate for credit losses related to this recourse provision. Such amounts are incurred over the period subject to recourse. Recourse to the Company on sales of Loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on Loans sold with recourse represents the Company's best estimate of its probable future credit losses to be incurred over the life of the Loans, giving effect to estimated FHA insurance recoveries on Title I Loans and is shown separately as a liability on the Company's Balance Sheet.

     Provision for credit losses relating to Loans held for sale is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from liquidation of outstanding Loans. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values and giving effect to estimated FHA insurance recoveries on Title I Loans.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

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


     CREDIT CONCENTRATIONS
     ---------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, Loans held for sale, Mortgage-Backed Securities, and Interest-only strip receivable. Concentration of credit risk and mitigating factors regarding Loans, Mortgage-Backed Securities, and Interest-only strip receivable are described above. The Company places its cash in various major financial institutions thereby limiting the exposure of the Company's cash to concentrations of credit risk.

     The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. As of June 30, 1997, the Company had outstanding commitments to extend credit or purchase loans in the amounts of approximately $30,443,000.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------


     IMPAIRMENT OF LONG-LIVED ASSETS
     -------------------------------

     Effective October 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived and Long Lived Assets to be Disposed Of".
     SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows as identified at the lowest level for which there are identifiable cash flows for a particular group of assets. The Company has concluded through analysis of these cashflows that there was no impairment of long lived assets recorded on the financial statements at June 30, 1997.


     ACCOUNTING FOR STOCK-BASED COMPENSATION
     ---------------------------------------

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to suppliers in amounts based on the price of its common stock or other equity instruments. The Company continues to account for stock-based compensation as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and will make the required disclosures which include the proforma effect on the income statement in its 1997 fiscal year-end financial statements.


     EARNINGS PER SHARE
     ------------------

     The computation of primary earnings per share is based on the weighted average number of common shares outstanding during the period plus, when dilutive, common equivalent shares which includes stock options and stock
     warrants (see notes 13 and 14) using the treasury stock method.   Fully
     diluted earnings per share additionally assumes conversion of the Company's 1,500,000 outstanding shares of Preferred Stock, Series A. The number of contingent shares used in the fully diluted calculation is based on the market price of the Company's common stock as of June 30, 1997. Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend requirements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     EARNINGS PER SHARE, CONTINUED
     -----------------------------

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company will adopt this pronouncement to report results of operations for the first quarter of fiscal 1998 and for the year ended September 30, 1998. Previously reported earnings per share will be restated at that time to conform to SFAS 128. This adoption is not expected to have a material impact on earnings per share as currently presented by the Company.

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


     RECLASSIFICATIONS
     -----------------

     Certain accounts and balances in the financial statements for the nine months and quarter ended June 30, 1996 have been reclassified to be consistent with the 1997 account classifications.


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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     Fair Values of Financial Instruments, continued
     -----------------------------------------------

     SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at June 30, 1997 are set forth below.




                                                       Carrying           Estimated Fair
                                                        Value                 Value
                                                      -----------         -------------
Financial Assets:
         Cash (a)                                     $   366,616         $   366,616
         Loans held for sale (b)                        4,449,762           4,678,417
         Mortgage-backed securities (c)                21,746,641          21,746,641

         Interest-only strip  receivable (d)           15,170,988          15,170,988

         Financial Liabilities:
         Debt obligations (e)                          30,108,282          30,108,282
         -------------------------------------------


     (a) The carrying value of cash is considered to be a reasonable estimate of fair value.

     (b) The fair value is estimated by using current investor yields or outstanding commitments from investors after consideration of non-qualified loans and the collateral securing such Loans.

     (c) The fair value is based on quotes from independent market sources.

     (d) The fair value is estimated by discounting expected future cash flows (as adjusted for Loan delinquencies, defaults and prepayments) using rates available for instruments with similar risks, terms and remaining maturities.

     (e) The debt obligations are primarily adjustable rate instruments and indexed to the prime rate, LIBOR or Federal Funds rate; therefore, carrying value is a reasonable estimate of fair value. Capitalized equipment leases have implicit fixed interest rates ranging from 12.4% to 25.6%, which approximate fair value in the aggregate.


     The fair value estimates made at June 30, 1997 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from a single sale of the entire portion of the financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
    -----------------------------------------------------



     FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED
     ----------------------------------------------



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


3.  LOANS HELD FOR SALE
    -------------------


     Loans held for sale consisted of the following at June 30, 1997:

                Title I Loans                                         $    4,239,755
                Conventional loans                                           195,405
                Commercial loans                                              18,547
                Capitalized loan origination fees and
                costs, net                                                   246,055
                                                                      --------------
                                                                           4,699,762

                Allowance for credit losses                                 (250,000)
                                                                      --------------
                                               Total                  $    4,449,762
                                                                      ==============

4.  ALLOWANCE FOR CREDIT LOSSES
    ---------------------------

     Changes in the allowance for credit losses for Loans consisted of the following:

             Balance at April 1, 1997                                 $       642,805
             Provisions for credit losses                                     225,000
             Credit losses recovered                                            1,510
                                                                      ---------------
             Balance at June 30, 1997                                 $       869,315
                                                                      ===============

             Allowance for credit losses on Loans held for sale       $       250,000
             Allowance for credit losses on Loans sold                        619,315
                                                                      ---------------
                                                                      $       869,315
                                                                      ===============

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

5.  INTEREST-ONLY STRIP RECEIVABLE
    ------------------------------


     The activity in the Interest-only strip receivable is summarized as follows for the three months ended June 30, 1997:



                      Balance, April 1, 1997                          $      14,379,230
                      Additions                                               1,220,339
                      Reduction for cash received                              (390,431)
                      Change in fair value                                      (38,150)
                                                                      -----------------
                      Balance, June 30, 1997                          $      15,170,988
                                                                      =================

     The serviced Loan portfolio, which includes Loans sold to investors, on a servicing retained basis, and Loans retained by the Company, aggregated approximately $186,889,000 at June 30, 1997.

6.  FURNITURE, FIXTURES AND EQUIPMENT
    ---------------------------------

     Furniture, fixtures and equipment consisted of the following at June 30, 1997:

                Furniture and fixtures                                $         388,044
                Equipment                                                       785,462
                Leasehold improvements                                           54,427
                Software cost                                                   410,257
                                                                      -----------------
                                                                              1,638,190
                Accumulated depreciation                                       (359,563)
                                                                      -----------------
                                                                      $       1,278,627
                                                                      =================

7.  REVOLVING LINES OF CREDIT
    -------------------------


     The Company finances certain of its Loans held for sale through a $15,000,000 revolving line of credit agreement, effective September 17, 1996, which matures January 31, 1998, and had an outstanding balance of $792,356 at June 30, 1997. The Company receives funding for approximately 98% of the principal on each Loan it originates or purchases through the warehouse line. The outstanding principal is collateralized by the original notes and mortgages and repaid upon their sale. Interest accrues at the lower of 350 basis points over the Federal Funds rate (6.87% at June 30, 1997) or 150 basis points over the prime interest rate (8.50%, at June 30, 1997) and is due monthly. The agreement

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

7.   REVOLVING LINES OF CREDIT, CONTINUED
     ------------------------------------

     stipulates that the bank will hold the original notes and mortgages for all loans funded under the line as collateral. Upon sale of the loans, the purchaser will fund the bank directly and the collateral will be released.

     On November 8, 1996 the Company entered into a separate working capital line of credit (servicing collateralized) for $3,000,000 (increased to $5,000,000 effective January 1, 97 and increased to $6,800,000 effective July 25, 1997) which matures January 31, 1998. The interest rate on the working capital line of credit is prime plus 2.25%.

     In connection with the above borrowings, the Company has agreed to certain financial covenants regarding tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained.

     As part of the arrangement to exchange Title I Loans for Fannie Mae Mortgage-backed securities, Fannie Mae has provided short-term warehouse funding to Home, on an uncommitted basis, for its Title I Loans and Mortgage-backed securities exchanged for such Loans. Generally the funding facilities require repayment with a cost of funds based on 30 day LIBOR rate, plus 30 basis points to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities.

     The composition of the revolving lines of credit was as follows at June 30, 1997:



             Payable to financial institution, warehouse line               $       792,356
             Payable to Fannie Mae, funding facilities                           20,159,322
             Payable to financial institution, working capital line               5,000,000
                                                                            ---------------
                                                                            $    25,951,678
                                                                            ===============

8.   PAYABLE UNDER SECURITIES LOAN AGREEMENTS
     ----------------------------------------

     Amounts payable under securities loan agreements represent secured borrowings used to finance certain Fannie Mae Mortgage-backed securities held by the Company. At June 30, 1997, the agreements were scheduled to mature in 25 days with the ability to renew for another 30 days at the option of the secured lender. The interest rate for the financing is variable based upon LIBOR. At June 30, 1997 the borrowing rate was 5.95%. These borrowings were collateralized by Mortgage-backed securities having an aggregate market value of $4,202,226 as of June 30, 1997.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

9.  PREFERRED STOCK
    ---------------

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

10.  INCOME TAXES
     ------------

     The provision (benefit) for income taxes for the three months ended June 30, 1997 is comprised of the following:


             Current:
             Federal                                                    $      158,152
             State                                                               8,314
                                                                        --------------
                                                                               166,466

             Deferred benefit                                                  (53,200)
                                                                        --------------
                                                                        $      113,266
             Provision for income taxes                                 ==============


     The components of deferred tax assets and liabilities were as follows at June 30, 1997:


            Deferred tax liabilities:
              Depreciation and amortization                             $      (57,827)
                                                                        --------------
            Deferred tax assets:
              Net operating loss carry forwards                                 73,230
              Allowance for credit losses                                      295,054
              Unrealized gain                                                  200,093
                                                                        --------------
                                                                               568,377

              Valuation allowance                                              (73,230)
                                                                        --------------
              Total deferred tax assets                                        495,147

            Net deferred tax assets                                     $      437,320
                                                                        ==============

     The reconciliation between the income tax provision and the income tax expense using the Federal statutory rate for the three months ended June 30, 1997 is as follows:


            Federal tax at statutory rate of 34%                        $      110,030
            State income taxes, net of federal tax benefit                       3,236
                                                                        --------------
            Total income tax provision                                  $      113,266
                                                                        ==============

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

11.  GAIN ON SALE OF LOANS
     ---------------------

     Gain on sale of Loans, as defined in Note 2, and the related cost is as follows for the three month period ended June 30, 1997 and 1996:


                                                                     1997                      1996
                                                             -------------------       -------------------
           Gain on sale of Loans and Mortgage-backed
             securities                                      $      1,988,853          $       1,451,811
           Interest-only strip gain                                   635,896                    743,905
                                                             -------------------       -------------------
                                                                    2,624,749                  2,195,716

           Premiums, net                                             (742,751)                  (657,114)
           Transaction costs                                           (2,021)                        --
                                                             --------------------      -------------------
           Gain on sale of Loans and Mortgage-backed
             securities                                      $      1,879,977                  1,538,602
                                                             ===================       ===================


12.  COMMITMENTS AND CONTINGENCIES
     -----------------------------


     The Company leases its office space at its corporate headquarters and eleven branch offices through operating leases expiring through 2001. Rent expense for the three month periods ended June 30, 1997 and 1996 totaled $135,885 and $73,137, respectively.

     The Company also leases certain office equipment under various capital leases. The economic substance of these leases is that the Company is financing the acquisition of the assets through the leases. Required minimum rental payments for the remaining terms of the leases are as follows:


Years Ending                                                   Capital Leases           Operating Leases
------------                                                 -------------------       -------------------
        1997 remaining                                       $          5,348          $         116,369
        1998                                                           30,708                    506,399
        1999                                                           17,179                    506,042
        2000                                                               --                    505,487
        2001                                                               --                    385,389
        Less amount representing interest                              (5,973)                        --
                                                             -------------------       -----------------
                                                             $         47,262          $       2,019,686
                                                             ===================       =================


     The Loans sold by the Company are sold with limited recourse. In the event that the borrower defaults on its first payment or the Company defaults on certain customary loan representations and warranties, the Company is committed to repurchase the Loan. Subject to the availability of FHA insurance in Home's reserve account as maintained by the FHA, the Company will submit a claim for 90% of the principal amount and certain interest and costs of such defaulted Loan to HUD under the Title I program after exhausting collection efforts as required under the program. The Company bears the loss

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

12.  COMMITMENTS AND CONTINGENCIES, CONTINUED
     ----------------------------------------


     for the remaining uninsured 10% portion of the Loan plus any uncovered interest and costs. See "Allowance for Credit Losses on Loans Sold" above.

     The Company is a party to various lawsuits from time to time, which arise during the normal course of business. In the opinion of management, the potential claims against the Company from the lawsuits would not materially affect the Company's financial position, results of operations, or cash flows.

     Home is required to maintain adjusted net worth, as defined by HUD, amounting to $250,000. At June 30, 1997, Home had adjusted net worth of $10,641,113.


13.  STOCK OPTIONS
     -------------

     In June of 1993, Home issued options to purchase 555 shares of its common stock at $120 per share to one of its employees. As a result of the acquisition of HomeCapital, these options were converted into options to purchase 409,668 shares of HomeCapital stock at $.16 per share. The options, which are fully exercisable as of June 30, 1997, expire in the year 2001. No options have been exercised.

     Effective March 21, 1996, the Board of Directors of the Company adopted the HomeCapital Investment Corporation 1996 Stock Option Plan, which was
     ratified by stockholder vote on August 16, 1996.   The Stock Option Plan
     provides that up to 500,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends, mergers and similar transactions. At June 30, 1997, options to purchase an aggregate of 490,000 shares of Common Stock had been granted under the Stock Option Plan. Exercise prices per share range from $3.50 to $11.00.

14.  STOCK WARRANTS
     --------------

     In May 1997, the Board of Directors authorized the issuance of warrants to acquire 150,000 shares of common stock of the Company at a price of $9.50
     per share.    The stock warrants were issued to affiliates of an investment banking firm in connection with the termination by the Company of its service relationship with the investment banking firm. The warrants are exercisable upon issuance and expire in May 2002.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

15.  SEGMENT INFORMATION
     --------------------

     For the three month periods ended June 30, 1997 and 1996, Title I Loan origination and production (exclusive of paydowns and repurchases) is summarized as follows:


                                                      1997                                      1996
                                          -----------------------------          -------------------------------
          Source of Loan Production            Amount              %                   Amount               %
       -----------------------------      --------------      ---------          ----------------      ---------
         Correspondent Loans              $   29,948,043           88.4          $      21,995,430           85.2
         Dealer Loans                            365,475            1.1                  2,280,532            8.8
         Direct Loans                          3,562,866           10.5                  1,534,934            6.0
                                          --------------      ---------           ----------------     ----------

                 Total Title I Loans      $   33,876,384            100           $     25,810,896            100
                                          ==============      =========           ==================   ==========


     The Company also originates conventional home improvement and other second mortgage Loans through arrangements with other lenders on a pre-approved basis. Total conventional loans originated for the three months ended June 30, 1997 and 1996 were $4,609,262 and $95,285, respectively. At June 30,
     1997 and 1996, $195,405 and $37,495, respectively, of conventional loans were held for sale under firm purchase commitments.

     Prior to October 1995, the Company sold all of its loans held for sale on a servicing released basis. In October 1995, the Company commenced selling the majority of its loan production to its then warehouse lender on a servicing retained basis. Subsequently, the Company was approved as a Seller/Servicer with Fannie Mae to sell Title I Loans to Fannie Mae, and in June 1996, began selling the majority of its Title I Loans to Fannie Mae on a servicing retained basis. In March 1997, the Company began exchanging the majority of its Title I Loans for Fannie Mae Mortgage-backed securities and, until May 1997, the Company simultaneously sold these Mortgage-backed securities through Fannie Mae to secondary market investors. In May 1997, the Company began to retain these Fannie Mae Mortgage-backed securities
     after exchanging its Title I Loans.   The following is a summary of Loans
     and Mortgage-backed securities sold during the three month periods ended June 30, 1997 and 1996:


             Title I Loans Sold:
                                                                   1997                       1996
           --------------------------------------           -----------------           -----------------
             Servicing released                             $         678,900           $              --
             Servicing retained:
               Financial institutions                                      --                  22,623,956
               Fannie Mae - Whole loan sales                          438,899                   3,573,462
               Fannie Mae - Mortgage-backed
               securities sold                                     12,172,337                         --
                                                          -------------------         -------------------
                                                                   12,611,236                  26,197,418
                                                          -------------------         -------------------
                         Total Title I Loans Sold         $        13,290,136         $        26,197,418
                                                          ===================         ===================

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

15.  SEGMENT INFORMATION, CONTINUED
     ------------------------------

     The principal balance of Loans and Mortgage-backed securities serviced at June 30, 1997 totaled approximately $186,889,000, representing 9,051 underlying Title I Loans. The Company began servicing loans in October 1995. The servicing function is performed by a non-affiliate of Home at a negotiated fee. The following table summarizes the delinquency experience of the Title I Loan portfolio serviced by Home:



                                                                     Three Months Ended
                                                  ------------------------------------------------------
                                                                                   1997
                                                     Dec. 31            ---------------------------------
         DELINQUENCY DATA:                            1996                Mar. 31               June 30
                                                  ------------          ------------          -----------
            Delinquencies in Serviced Loan
            Portfolio (at period end):
              31-60 days..........................        2.23%                 2.89%                 3.26%
              61-90 days..........................        1.21                  1.22                  1.36
              91 days and over....................        1.88                  1.71                  2.00
                                                    ----------            ----------            ----------
                Total                                     5.32%                 5.82%                 6.62%
                                                    ==========            ==========            ==========
           Serviced Loan Portfolio
            at period end (dollars in thousands)    $  126,194            $  158,259            $  186,889



     The above delinquency information excludes Loans that are in the claims pending status. At June 30, 1997, claims were pending on 368 loans with an approximate balance of $8,033,000.

     The preceding table generally indicates that Home is experiencing increasing delinquency rates on its serviced loan portfolio as a whole. Although such increases to date have been within the parameters anticipated by Home, there can be no assurance that such rates will not continue to increase.

     Because delinquencies and losses typically occur months or years after a loan is originated, data relating to delinquencies and losses as a percentage of the current portfolio can understate the risk of future delinquencies, losses or defaults. There is no assurance that the delinquency, default and loss experience with respect to any of the Loans serviced will be comparable to the experience reflected above for assets originated and serviced by Home. The rate of delinquencies, defaults and losses with respect to the Loans will also be affected by, among other things, interest rate fluctuations and national and regional economic conditions.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

16.  SUBSEQUENT EVENTS
     -----------------


     The Company's shares of common stock were approved for listing on the NASDAQ SmallCap Market and began trading on this market on July 17, 1997.



     On August 6, 1997, the Company completed a bulk acquisition of $15.8 million principal amount of Title I Loans from Title West Mortgage, Inc. The majority of these Title I Loans have been exchanged by the Company for Fannie Mae Mortgage-backed securities that have been retained by the Company. This bulk acquisition of loans represents the first transaction of this type and size for the Company, and has provided the Company with an immediate increase in its current portfolio of Title I Loans and Mortgage-backed securities. The Company obtained the working capital to complete this bulk acquisition from its existing financing sources.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company conducts its operations entirely through its wholly-owned subsidiary, HomeOwners Mortgage and Equity, Inc. ("Home"). See Note 1 to Notes to Financial Statements.

Home is a specialized consumer finance company organized in 1993 to originate, purchase, sell and service home improvement loans and other second mortgage loans secured by residential property. Home primarily finances Title I home improvement loans ("Title I Loans") and conventional consumer and home equity loans that may fund a variety of borrower needs ("Conventional Loans"). Loans originated or purchased by Home are financed through warehouse credit lines and then sold to the Federal National Mortgage Association ("Fannie Mae"), secondary market mortgage investors and other financial institutions. Home originates and purchases its loans through two primary sources: wholesale (i.e., "Correspondent Loans"), and retail (i.e., "Direct Loans"). Home purchases Correspondent Loans through a national network of mortgage company loan correspondents ("Correspondents"). Home originates Direct Loans through direct mail solicitation of individual homeowners ("Direct Loans"), through referrals from home improvement contractors, located principally in the Southwestern and Western regions of the United States, and through special marketing arrangements with home improvement supply and installation firms ("Corporate Alliances") to provide loans to customers of these firms.

In November 1996, Home entered into a Corporate Alliance with Builders Square, Inc., under a marketing agreement which provides for Home to market, on an exclusive basis, its loan products through the Builders Square stores. The agreement provided for the initial implementation of Home's marketing efforts in a limited number of Builders Square stores during a test period of nine months. Effective May 31, 1997, Home and Builders Square agreed to an early conclusion of the test period and to proceed under the marketing agreement with a 3-year term and the implementation of Home's marketing efforts on a national basis to Builders Square customers in its 162 stores in the United States.


RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1997 ("1997 PERIOD"), COMPARED TO NINE MONTHS ENDED JUNE 30, 1996 ("1996 PERIOD"):


     A comparison of results of operations of the 1997 period to the 1996 period reflects the significant growth the Company has attained during the past year in both loan production volume and geographical diversity of its area of operations. The Company produced $114.0 million of loans during the 1997 period compared to $68.1 million of loans during the 1996 period, an increase of 67%. This increase is a result of an increase in the number of active Correspondents, increase in the level of Direct Loan and Conventional Loan originations and an expansion in the number of states served. At June 30, 1997, the Company had approximately 214 approved Correspondents compared to approximately 120 approved Correspondents at June 30, 1996. As of June 30, 1997, the Company was authorized by state regulatory agencies for loan originations in 42 states. This represented an increase of 21 states during the nine months ended June 30,

1997. Additionally, during the nine months ended June 30, 1997, the Company opened 7 new branch offices. New offices were opened in Seattle, Denver, Chicago, Pittsburgh, Cleveland, Las Vegas, and Atlanta. Further, the Phoenix office was expanded to accommodate direct mail loan solicitations. Of the $114.0 million of loans produced in the 1997 period, $107.8 million were Title I Loans and $6.2 were Conventional Loans.

     The following table sets forth certain data regarding loans produced by the Company during the 1997 period and the 1996 period:

                                                                Nine Month Period
                                                                 Ended June 30,
                                                              1997               1996
                                                        --------------      --------------
                Principal amount of loans:
                Correspondents:
                Title I                                 $   95,018,419      $   50,187,306

                Conventional                                 6,172,986           2,268,771
                                                        --------------      --------------
                Total Correspondent                        101,191,405          52,456,077

                Dealers - Title I                            4,776,766          12,250,558

                Direct - Title I                             8,053,689           3,399,582
                                                        --------------      --------------
                Total                                      114,021,860      $   68,106,217
                                                        $
                                                        ==============      ==============
                Number of loans:
                Correspondents:
                Title I                                          4,062               2,260

                Conventional                                       244                  92
                                                        --------------      --------------
                Total Correspondent                              4,306               2,352

                Dealers - Title I                                  372                 878

                Direct - Title I                                   467                 193
                                                        --------------      --------------
                Total                                            5,145               3,423
                                                        ==============      ==============



     Total revenues increased 230% to $15.4 million for the 1997 period from $4.7 million for the 1996 period. The increase was primarily the result of the increased volume of loans produced and a change in the manner in which the Company disposes of its loans, which during the 1997 period included the sale of the majority of its Title I Loans to Fannie Mae on a servicing retained basis.

     The following table sets forth the principal balance of loans sold and related gain on sale data for the 1997 period and the 1996 period.



                                                             Nine Month Period
                                                               Ended June 30,
                                                           1997               1996
                                                  ------------------    ------------------
Principal amount of loans and
Mortgage-backed securities sold:

  Title I                                         $       88,069,982    $       63,335,986

  Conventional                                             6,046,071             2,168,572
                                                  ------------------     -----------------
   Total                                          $       94,116,053     $      65,504,558
                                                  ==================     =================
Gain on sale of loans and Mortgage-
   backed securities                              $        3,874,384     $       4,506,637
Interest-only strip gain                                  10,159,897             1,132,852
                                                  ------------------     -----------------
                                                          14,034,281             5,639,489

Premiums, net                                             (3,524,819)           (1,541,234)
Transaction costs                                            (10,717)                   --
                                                  ------------------     -----------------
Gain on sale of loans and Mortgage-
   backed securities                              $       10,498,745     $       4,098,255
                                                  ==================     =================
Gain on sale of loans and  Mortgage-
   backed securities as a percentage
   of principal balance of loans sold                          11.15%                 6.25%



     Gain on sale of loans and Mortgage-backed securities increased 156% to $10,498,745 during the 1997 period from $4,098,255 during the 1996 period. The increase in gain on sale of loans and Mortgage-backed securities was primarily attributable to the increased volume of loans produced and the change in the disposition strategy for such loans. During the 1997 period, the Company has primarily disposed of its Title I Loans through either whole loan sales on a cash basis to Fannie Mae or the exchange or swap of loans for Fannie Mae Mortgage-backed securities with the simultaneous sale of these securities. In each case the Company has retained a servicing fee that exceeds the estimated cost of servicing the loans and has recorded an Interest-only strip receivable attributable to this excess servicing fee. The estimated fair value from the creation of this asset is recorded as a component of the total gain on sale in the Consolidated Statement of Operations.



     Prior to January 1, 1997, the cashflows from the servicing of assets were classified as Loan servicing income. With the adoption of SFAS 125, the cashflows are allocated to the reduction of the Interest-only strip receivable, Loan servicing income, and Interest-investments. The Company performs periodic valuation analysis of its Interest-only strip receivable, which may affect future income generated by the asset.

     On January 1, 1997, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"--FASB Statement No. 125, became effective and established new accounting rules regarding the computation of gain on sale of loans and MBS. SFAS No. 125 requires certain reclassifications of the Company's balance sheet and statement of operations. As a result of adopting the statement, the Excess servicing receivable previously shown on the Balance Sheet as of December 31, 1996 has been renamed as Interest-only strip receivable, and classified as an "available for sale" security. In calendar 1997, the Interest-only strip receivables arising from sale of Loans and Mortgage-backed securities in calendar 1997 are classified as "trading" securities. The Company recorded as revenue, a net unrealized gain of $483,424 on the valuation of the Interest-only strip receivable for Loans and Mortgage-backed securities sold during the nine months ended June 30, 1997.

     In May 1997, the Company began to retain the Fannie Mae Mortgage-backed securities created from the exchange or swap of its Title I Loans. At June 30, 1997, approximately $19.8 million in par value of Mortgage-backed securities are classified as trading securities. The fair value of these securities at June 30, 1997 totaled approximately $21.7 million. An unrealized gain on the valuation of investment securities of $1,862,559 is reflected in the Consolidated Statement of Operations for the nine month period ended June 30, 1997 which includes $1,379,135 related to the Mortgage-backed securities that have been retained by the Company, net of capitalized loan origination cost. With respect to Loans exchanged for Fannie Mae Mortgage-backed securities that have been retained by the Company, the Company does not record as additional revenue the net unrealized gain on the valuation of the Interest-only strip receivable for those Loans. The Company has retained these Mortgage-backed securities in anticipation of resecuritizing the majority of them through the issuance of asset backed securities in the fourth quarter of fiscal 1997. Following the resecuritization of these Fannie Mae Mortgage-backed securities, the Company will retain the residual interest and will be entitled to the excess of the cash flow from these Mortgage-backed securities over the payments on the asset backed securities issued to prospective investors.

     Interest income-loans increased 160% to $844,551 during the 1997 period from $324,370 during the 1996 period. The increase was primarily the result of the increase in the size of the portfolio of assets serviced and loans held for sale.

     As a result of the adoption of SFAS No. 125, amounts previously reported as loan servicing income were reported as Interest-investments beginning January 1, 1997. The investment interest income reflects the accrued income associated with the Interest-only strip receivable and the interest income associated with Mortgage-backed securities owned at June 30, 1997. Interest-investments increased to $1.6 million in the 1997 period primarily due to the increase in Interest-only receivable and Mortgage-backed securities.



     The provision for credit losses increased from $20,000 in the 1996 period to $775,000 in the 1997 period primarily in relation to the overall increase in loan production during the 1997 period. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, the borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. The increase in the provision for credit losses was due primarily to the increase in loan production during the nine months ended June 30, 1997. Presently, upon sale of loans by Home to investors, including the exchange by Home of Title I Loans to Fannie Mae for Mortgage-backed securities, the purchasing investor assumes all credit risk, except for first payment default, fraud, a breach of customary loan representations and warranties and certain other limited exceptions. If Home changes, or secondary market conditions cause Home to change, its loan disposition strategy in a manner that increases its credit risk, then the provision for credit losses as a percentage of loans originated can be expected to increase. For example, future changes to its loan disposition strategy that may subsequently increase Home's credit risk could include the following possibilities: Home may elect or may be required to retain the risk of loss on the uninsured portion of Title I Loans exchanged for Fannie Mae Mortgage-backed securities; Home may securitize its loans other than through the exchange of loans for Fannie Mae Mortgage-backed securities; or Home may retain its loans in portfolio for a longer period prior to their securitization.


     Salaries and employee benefits increased 118% to $3,377,389 for the 1997 period from $1,552,810 for the 1996 period, primarily as a result of an increase in the pay rates of employees and the increase in hiring professionals required for growth. During the 1997 period, in order to provide adequate infrastructure for anticipated future growth, the Company increased the number of new hire professional staff relative to clerical staff hirings. This decision to increase the hiring of senior professionals resulted in increased employment costs when compared to the 1996 period when new hires were predominately clerical personnel. At the end of the 1997 period, the Company had 103 employees as compared to 49 at the end of the 1996 period.

     Servicing costs consists primarily of the costs related to servicing the portfolio of Loans sold on a servicing retained basis. The servicing function is performed by a non-affiliate of the Company at a negotiated fee. Servicing costs increased 422% from $134,309 in the 1996 period to $701,142 in the 1997 period. The increase was a result of increased loans serviced from 3,346 at June 30, 1996 to 9,051 at June 30, 1997.

     Loan costs, consisting primarily of costs for credit reports, flood reports, title reports, inspection fees, and the provision for credit losses, increased 484% to $1,175,582 for the 1997 period from $201,402 for the 1996 period due primarily to the provision for credit losses of $775,000, as well as the increase in loan production of $45.9 million from the 1996 period to 1997.


     Total general and administrative expenses increased 133% to $2,649,577 for the 1997 period from $1,138,223 for the 1996 period. The increase was primarily as a result of increases in postage and courier costs, telecommunication costs, stationary and office supplies expenses, travel costs, advertising expenses, and depreciation expense. The increase in these costs was primarily attributable to the increased volume of loan originations, loans serviced, and the new offices opened.

     Occupancy costs increased to $442,871 in the 1997 period from $226,406 in the 1996 period, or 95.6%, due primarily to the expansion of lease space at the corporate offices, opening of the new branch offices, and the expansion of the office space related to the direct mail solicitation operations.

     Interest expense increased 230% to $923,895 for the 1997 period from $279,705 for the 1996 period. The increase was the direct result of increased loan originations, the corresponding increase in the average outstanding balance of the warehouse credit lines, and the financing of the Interest-only strip receivable and Mortgage-backed securities.

     The provision for income taxes in the 1997 period was $2,161,778 as compared to $330,000 for the 1996 period. For the nine month period ended June 30, 1997, the Company had income before income taxes of $6,160,982 as compared to $1,142,418 for the nine month period ended June 30, 1996. A valuation allowance of $73,230 on deferred tax assets remains at the end of the 1997 period due to net operating loss carryforwards generated by the Company, which it may not be able to utilize in future periods. The Company and Home file separate Federal and state income tax returns.

     The effective income tax provision for the 1997 period was 35%. This percentage differs from the federal statutory rate of 34% due primarily to the effect of state income taxes.

     As a result of the foregoing, net income increased to $3,999,204 million ($.44 per share) for the 1997 period from $812,418 ($.10 per share) for the 1996 period.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require continued access to financing sources.
The Company's primary operating cash requirements arise from the cost of loan originations and payments of operating expenses, interest and income taxes.
Loan originations are initially funded principally through the Company's warehouse lines of credit pending the sale of loans in the secondary market or pending the securitization of Mortgage-backed securities. Substantially all of the loans originated by the Company are sold. Net cash used in the Company's operating activities for the nine months ended June 30, 1997 and 1996 was approximately $26.9 million and $2.1 million, respectively. The net cash from the Company's operating activities resulted primarily from the proceeds from the sale of loans totaling $94.2 million and $68.6 million for the nine month periods ended June 30, 1997 and 1996, respectively.

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans or Mortgage-backed securities in the secondary market, are essential for the continuation of the Company's loan origination operations. At June 30, 1997, the Company had a $15 million warehouse line of credit with a commercial bank (the "Warehouse Line"). The Warehouse Line matures January 31, 1998. At June 30, 1997, approximately $ .8 million was outstanding under the Warehouse Line and $14.2 million was available. The Warehouse Line bears interest at the lower of prime plus 1.5% per year or the Federal funds rate plus 3.5% per year and is collateralized by loans pledged under the Warehouse Line. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth of $7.3 million. In addition, the Company maintains a $5.0 million working capital line of credit (the "Working Capital Line", increased to $6.8 million effective July 25, 1997) with the same lender, which is collateralized by a pledge of the Company's Interest-only strip receivable. The Working Capital Line has a 12-month revolving credit period, bears interest, payable monthly, at prime plus 2.25% per year, and requires the Company to maintain a minimum adjusted tangible net worth of $7.3 million. Borrowings under the Working Capital Line cannot exceed the lesser of (i) the book value of the Interest-only strip receivable or (ii) 50% of the appraised value of the Interest-only strip receivable as determined by the lender. While the Company believes that it will be able to maintain its existing credit facilities and renew or obtain replacement financing as its credit arrangements mature and obtain additional financing for its operations, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

     As part of the arrangement with Fannie Mae to exchange Title I Loans for Mortgage-backed securities, Fannie Mae has provided short-term warehouse funding to Home, on an uncommitted basis, for Title I Loans and Mortgage-backed securities exchanged for such Loans. Generally the funding facilities require repayment with a cost of funds based on a 30 day LIBOR rate plus 30 to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities. At June 30, 1997, the principal amount of the Company's obligations to Fannie Mae under these funding facilities was approximately $4.0 million for Mortgage-backed securities that have been issued by Fannie Mae and registered under the Federal Reserve book entry system and was approximately $17.0 million for Mortgage-backed securities that have been issued with Fannie Mae but not registered under the Federal Reserve book entry system. These repayment obligations of the Company are secured by Mortgage-backed securities with a fair value of approximately $21.7 million at June 30, 1997. Fannie Mae also has provided warehouse funding to the Company for its Title I Loans held for sale. At June 30, 1997, the principal amount of the Company's obligations under this funding facility was approximately $3.2 million for Title I Loans delivered and available for sale to Fannie Mae.

     Until October 1995, the Company's principal source of liquidity was the sale of whole loans on a servicing released basis. While this enabled the Company to meet its operating cash requirements, it limited the Company's growth potential and the revenue generated from its loan originations. To remedy this situation, the Company embarked on a strategy in fiscal 1995 that enabled the Company to retain the servicing rights and the related servicing fee interest-only spread from its loan originations and to consider other disposition strategies for its loan production, such as sales to Fannie Mae under the Title I Loan program and the securitized sale of loan pools in the secondary market. The Company was approved as a Seller/Servicer under the Fannie Mae Title I Loan purchase program in March 1996 and expanded its warehouse financing and raised additional capital to support loan sales to Fannie Mae.

     In March 1997, the Company began selling Title I Loans to Fannie Mae under the Fannie Mae Title I Mortgage-backed securities program. Under the program, the Company exchanged its Title I Loans for Mortgage-backed securities and simultaneously sold these Mortgage-backed securities for a premium through Fannie Mae. In addition to the cash premium on sale, the

Company also recorded an Interest-only strip receivable derived from the loan servicing fee that ranged from 125 basis points to 250 basis points. While these "swap and sell" transactions generated cash proceeds that in certain instances may be sufficient to satisfy the current liquidity demands for the Company, these transactions also generate current tax liability attributable to the net gain recognized from the sale of the related Title I Loans for federal income tax purposes.

     In May 1997, the Company changed its disposition strategy in anticipation of a resecuritization of the Fannie Mae Mortgage-backed securities. Rather than "swap and sell" transactions, the Company began to exchange its Title I Loans for Fannie Mae Mortgage-backed securities and hold the Mortgage-backed securities for future resecuritization in "swap and hold" transactions. The Company is seeking to resecuritize the majority of its Fannie Mae Mortgage-backed securities in a transaction that will not be treated as a sale for federal income tax purposes, and, therefore, will cause the deferral of federal and state income tax liability, until the cash interest income attributable to the retained interest in the Mortgage-backed securities is received over the term of the resecuritization transaction. At June 30, 1997, Mortgage-backed securities with a fair value of approximately $21.7 million are being held primarily for a future resecuritization.

     During the nine month period ended June 30, 1997, the Company sold $83.9 million in loans and Mortgage-backed securities to Fannie Mae, retaining servicing rights and the Interest-only strip receivable. The Company intends to continue exchanging substantially all of its qualified Title I Loans for Fannie Mae Mortgage-backed securities that the Company expects to retain and finance under short-term credit facilities, until it is able to resecuritize such Mortgage-backed securities. The resecuritization of its Mortgage-backed securities would necessarily produce additional liquidity demands, including without limitation, the use of proceeds to satisfy any overcollateralization or reserve requirements and to pay the issuance costs, and could require additional financing facilities and additional capital to satisfy any increased liquidity demands.

     While the increase in its Warehouse Line, Working Capital Line, Fannie Mae funding facilities, and additional capital have enabled the Company to significantly increase its loan originations and Loan sales and Mortgage-backed securities transactions to Fannie Mae, such transactions, with the retention of the Interest-only strip receivable, create additional short-term cash requirements. Loan sales and "swap and sell" Mortgage-backed securities transactions, as described above, generate current federal and state tax liability from the net gain on sale for income tax purposes, even though the cash interest income from the related Interest-only strip receivable will be received over the life of the Loans. Accordingly, in order for the Company to continue the growth of its loan originations and servicing portfolio, the Company may require additional capital through the sale of debt and/or equity securities to fund its operating cash requirements .

     Although the Mortgage-backed securities currently held by the Company represent readily marketable securities, the retention of these securities until they can be resecuritized will increase the short-term liquidity demands on the Company. The Company is receiving funding under its financing facilities that generally exceeds the par value of the Mortgage-backed securities, but these financing proceeds are less than the total value that would otherwise be received from the current sale of these Mortgage-backed securities. In addition, during the period of time in which the Company holds the Mortgage-backed securities, it retains interest-rate risk which may affect the ultimate gain on disposition from a resecuritization transaction, as well as the risk associated with a potential margin call on the financing of the Mortgage-backed securities.

     During the 1997 period, the Company used $777,624 in funds for investing activities primarily for furniture, fixtures and equipment, including $135,000 for the further development of the Company's proprietary computer software, known as Lot$Pro, and provided $27.7 million in funds from its financing activities through increased usage of its revolving lines of credit and the issuance of Common Stock through the exercise of warrants. The Company expects to spend approximately $250,000 for additional furniture, fixtures and equipment through the remainder of fiscal 1997 for the expansion of its lending network, and approximately $100,000 for additional upgrades and enhancements to its computer system.

     There can be no assurance that the Company will continue to have access to current and future financing facilities and other sources of funding that will provide the Company with sufficient funding to continue its loan origination operations and loan disposition strategies. The failure of the Company to have access to, or to obtain sufficient funding from, these financing and other funding sources will in all likelihood impair the Company's ability to grow its business and implement its business strategy, and may have a material adverse effect on the financial condition, results of operations and liquidity of the Company.


SAFE HARBOR STATEMENT
---------------------

Some of the statements contained in this document that are not historical facts are forward looking statements. Actual results and transactions may differ materially from those projected or anticipated in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's loan products, and in general economic conditions, including interest rates; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources. Investors are also directed to risks discussed elsewhere in this document and in other documents filed by the Company with the Securities and Exchange Commission.

                                    PART II

                               OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.


          Effective May 6, 1997, the Company issued warrants to purchase an aggregate of 150,000 shares of the common stock of the Company at an exercise price of $9.50 per share. The warrants were issued to affiliates of an investment banking firm in connection with the termination by the Company of its relationship with the investment banking firm. The warrants are exercisable upon issuance and expire on May 6, 2002. Each affiliate has represented to the Company in writing that the affiliate is an "accredited investor" as defined in Rule 501(a) under Regulation D promulgated under the Securities Act of 1933 ("Act") and agreed to restrictions on transfer of the warrants, as well as the shares of common stock issuable upon exercise of the warrants, in the absence of registration or an exemption from registration under the Act. Accordingly, the transaction was considered to be exempt under Sections 3(b), 4(2) and 4(6) of the Act and Rules 505 and 506 of Regulation D. The Company has agreed, under certain circumstances, to register the shares of common stock issuable upon exercise of the warrants in conjunction with the offering of shares of common stock by the Company pursuant to certain forms of registration under the Act.

          On June 1, 1997, the Company granted options to purchase an aggregate of 40,000 shares of common stock of the Company under the HomeCapital Investment Corporation 1996 Stock Option Plan ("Plan"). The options were granted to an executive officer of the wholly-owned subsidiary of the Company at an exercise price of $8.875 per share in accordance with the Plan. The options are not transferable, and shares of common stock issuable upon exercise the options are restricted against transfer in the absence of registration or exemption from registration pursuant to the Act. Issuance of the options was exempt from registration under the Act pursuant to Sections 3(b), 4(2) and 4(6) of the Act, and Rules 505 and 506 of Regulation D promulgated under the Act.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


     (a)   Exhibits:

           Exhibit 10 Sixth Amendment to the Warehouse Loan Agreement, dated as of May 15, 1997, among the Company, Home, and Guaranty Federal Bank, F.S.B.

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



                       HOMECAPITAL INVESTMENT CORPORATION
                      (Registrant)



Date:  August 13, 1997             By: /s/ John W. Ballard
                                   ---------------------------------------
                                   JOHN W. BALLARD, President,
                                   Chairman of the Board of
                                   Directors and Chief Executive
                                   Officer


Date:  August 13, 1997             By:  /s/ Michael B. Thimmig
                                   ---------------------------------------
                                   MICHAEL B. THIMMIG, Executive Vice
                                   President, Chief Financial Officer and
                                   Treasurer