Form 10KSB/A
period 1996-09-30
HOMECAPITAL INVESTMENT CORP
filed 1997-08-29
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549



                                 FORM 10-KSB/A

                                  __________


                                AMENDMENT NO. 1

                                  __________

(Mark One)

[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee required)

     For the fiscal year ended September 30, 1996.


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)


  For the transition period from _____________________ to _____________________.


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


        Issuer's telephone number, including area code: (512) 427-5200


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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the fiscal year ended September 30, 1996 were $8,913,603.

     As of December 16, 1996, there were 7,921,858 shares of Common Stock of the Registrant outstanding. The aggregate market value of the outstanding common stock of the Registrant held by non-affiliates on December 16, 1996, was $7,664,363 based upon the average bid and asked price of $7.00 per share on the OTC Bulletin Board of the National Association of Dealers, Inc. on December 16, 1996.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X].


     Exhibit Index appears on page 36.

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

          Loan Production. Home originates loans principally through (i) a network of independent home improvement contractors, (ii) wholesale purchase transactions with regional correspondent lenders, (iii) direct mail solicitation of individual homeowners ("Direct Loans") and (iv) national home improvement supply and installation companies. Although the Dealer facilitates the loan by taking the customer application, Home's underwriting department evaluates and prices the loan and either Home or the Dealer prepares the loan documentation ("Dealer Loans"). If a Dealer processes the loan, prepares the documentation and closes the loan, the loan is made directly by the Dealer to the customer and indirectly by Home ("Indirect Loans"). When Home has verified that the remodeling project has been completed to the satisfaction of the borrower, then Home purchases the pre-approved loan from the Dealer at its face or par value.

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

          The following table sets forth a summary of Title I Loan production for the fiscal year ended September 30, 1996:


                             TITLE I Loans Funded
                            (Dollars in thousands)

   State of           Correspondent         Dealer           Direct             Total             % of
  Origination             Loans             Loans             Loans             Loans          Total Loans
-----------------    ---------------    --------------    --------------    --------------    --------------
Arizona               $          416     $                 $          63     $         479               *
Arkansas                                            87                 4                91               *
California                    62,162                               3,157            65,319            67.3%
Colorado                         437                                                   437               *
Florida                        3,838                                  77             3,915             4.0%
Georgia                           15                                                    15               *
Hawaii                           351                                                   351               *
Idaho                             65                                                    65               *
Illinois                         192                                                   192               *
Louisiana                                           92                                  92               *
Minnesota                         32                                                    32               *
Nevada                         4,151                                                 4,151             4.3%
New Jersey                        61                                                    61               *
New Mexico                       254                 8                32               294               *
New York                       2,259                                                 2,259             2.3%
North Carolina                   132                                                   132               *
Ohio                             415                                                   415               *
Oklahoma                                           215               358               573               *
Oregon                            45                                                    45               *
Texas                            458            15,038             1,914            17,410            17.9%
Utah                             302                                                   302               *
Washington                       436                                                   436               *
                     ---------------    --------------    --------------    --------------    --------------
Total Title I Loans   $       76,021     $      15,440     $       5,605     $      97,066          100.00%
                     ===============    ==============    ==============    ==============    ==============

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

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a) Market Information. Prior to December 8, 1994, there was no active public trading market in the Company's Common Stock. The Company's Common Stock was listed and began trading on the NASDAQ Bulletin Board on December 8, 1994 under the symbol ADRM. Effective November 29, 1994, the Company changed its name to HomeCapital Investment Corporation, and the Company's trading symbol was changed to HCAP on December 20, 1994.

          The following tables set forth the range of high and low bid prices per share for the Company's Common Stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. ("NASD"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


      Year ended September 30, 1995             High                  Low
                                                ----                  ---
             First Quarter                     $ 5.75               $ 4.75

             Second Quarter                      6.00                 2.50

             Third Quarter                       2.50                  .25

             Fourth Quarter                      2.00                  .50



      Year ended September 30, 1995             High                  Low
                                                ----                  ---
             First Quarter                     $ 1.13               $ 0.65

             Second Quarter                      3.69                 1.13

             Third Quarter                       4.38                 3.38

             Fourth Quarter                      5.75                 3.63


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

          The following table sets forth certain data regarding loans originated and purchased by the Company during fiscal 1996 and 1995:


                                                                Year Ended September 30,

                                                  1996                                            1995
                                   ----------------------------------------     --------------------------------------------
Principal amount of loans:
Correspondents:
  Title I                          $     76,020,078                    75.9%        $     35,062,570                    56.7%

  Conventional                            3,105,374                     3.1%               1,795,325                     2.9%
                                   ----------------        ----------------         ----------------        ----------------
      Total Correspondent                79,125,452                    79.0%              36,857,895                    59.6%

Dealers - Title I                        15,440,132                    15.4%              19,686,770                    31.8%

Direct - Title I                          5,606,397                     5.6%               5,308,198                     8.6%
                                   ----------------        ----------------         ----------------        ----------------
      Total                        $    100,171,981                   100.0%        $     61,852,863                   100.0%
                                   ================        ================         ================        ================
Number of loans:
Correspondents:
  Title I                                     3,399                    68.2%                   1,659                    46.8%

  Conventional                                  152                     3.0%                      79                     2.2%
                                   ----------------        ----------------         ----------------        ----------------
      Total Correspondent                     3,551                    71.2%                   1,738                    49.0%

Dealers - Title I                             1,124                    22.5%                   1,534                    43.3%

Direct - Title I                                312                     6.3%                     274                     7.7%
                                   ----------------        ----------------         ----------------        ----------------
      Total                                   4,987                   100.0%                   3,546                   100.0%
                                   ================        ================         ================        ================


          Total revenues increased 141% to $8.9 million for fiscal 1996 from $3.7 million for fiscal 1995. The increase was primarily the result of the increased volume of loans originated and the sale of such loans.

          The following table sets forth the principal balance of loans sold and related gain on sale data for fiscal 1996 and 1995.

                                               Year Ended September 30

                                               1996                1995
                                           ------------        ------------
                                                (Dollars in thousands)
      Principal amount of loans sold:
        Title I                            $     94,442        $     61,223

        Conventional                              3,053               1,795
                                           ------------        ------------
            Total                          $     97,495        $     63,108
                                           ============        ============
      Gain on sale of loans                $      7,754        $      3,201

      Gain on sale of loans as a
        percentage of principal balance
        of loans sold                               8.0%                5.0%


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

          As a result of the foregoing, net income increased to $2.6 million ($(.073) per common share) for fiscal 1996 from $(72,045) ($(.01) per common share) for fiscal 1995. See Summary of Significant Accounting Policies-Earnings
(Loss) Per Share.


FINANCIAL CONDITION

September 30, 1996 Compared to September 30, 1995

          Cash increased to $343,484 at September 30, 1996 from $25,716 at September 30, 1995 primarily as a result of the timing of loan originations, loan sales, and borrowings and proceeds from sale of common and preferred stock.

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

                                                                             Served as an Officer and/or
          Name                  Age                Position                  Director of the Company Since
----------------------------------------------------------------------------------------------------------
John W. Ballard                 59         Chairman, Board of Directors;            August 26, 1994 (1)
                                        President; Chief Executive Officer

E. Jeff Bomer                   60          Director and Secretary                  August 26, 1994

Gary J. Davis                   43      Vice Chairman, Board of Directors           August 26, 1994

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

Tommy M. Parker                 47                 Treasurer                        June 27, 1996

Peter A. Pyhrr                  54                 Director                         August 26, 1994

Stephen A. Pyhrr                52                 Director                         August 26, 1994

Walter W. Stoeppelwerth         63                 Director                         June 27, 1996

Helen T. Watkins                43                 Director                         August 16, 1996(2)

__________________
(1) Mr. Ballard was appointed as Chairman of the Company's Board of Directors on November 3, 1994.

(2) Ms. Watkins resigned from the Company's Board of Directors on December 10, 1996.

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

          Mr. Johnson is an attorney in Houston, Texas, who specializes in corporate and securities law practice. Since January 1991, Mr. Johnson has been sole sharholder of J. Rolfe Johnson, P.C., which has provided legal services to the Company since November, 1995.

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


     Name and Principal        Year      Salary ($)      Bonus ($)         Other Annual         Stock Options
         Position                                                        Compensation/(2)/($)   (# of Shares)
---------------------------------------------------------------------------------------------------------------
JOHN BALLARD (1)               1996       150,000            --                  12,028
Chairman of the Board;         1995       150,000            --                  14,384
President;                     1994       150,000            --                  18,655           409,668 (3)
Chief Executive Officer

__________________

(1) Salaries and other compensation to Mr. Ballard were paid by Home as compensation for his services as President and Chief Executive Officer of Home. See "Executive Contracts" below. Additionally, Home provides and maintains an automobile and mobile telephone, and provides health and group life insurance and reimbursement of business-related expenses to Mr. Ballard. Mr. Ballard received no additional compensation for serving as Chairman of the Board and President of the Company.

(2)  Includes $3,213, $4,984 and $6,700 for fiscal years 1996, 1995 and 1994, respectively, representing the value of insurance premiums paid by Home for Mr. Ballard; $7,942, $8,789 and $11,845 for fiscal years 1996, 1995 and
     1994, respectively, representing the cost to Home of providing and maintaining an automobile and mobile phone for Mr. Ballard; and $873, $611 and $110 for fiscal years 1996, 1995 and 1994, respectively, for country club membership fees paid by Home for Mr. Ballard.

(3) In June, 1993, Mr. Ballard was granted a restricted stock option to purchase 555 shares of Home common stock in connection with his employment agreement ("Ballard Home Option"). In August, 1995, in connection with the reverse acquisition of the Company's predecessor by former stockholders of Home (the "Home Transaction"), the Ballard Home Option was canceled, and Mr. Ballard was granted a fully-vested, seven-year option to acquire 409,668 shares of Company Common Stock at an exercise price of $.1626 per share. Mr. Ballard was not granted nor did he exercise any options during the 1996 fiscal year, and at September 30, 1996, the unexercised options held by Mr. Ballard had a determined value of approximately $2,084,145 based upon the closing bid price of $5.25 per share of Common Stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. at such date.

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

401(K) Profit Sharing Plan

          Home sponsors a 401(k) plan, a savings and investment plan intended to be qualified under Section 401 of the Code. All employees of Home (including officers and directors who are employees) who are at least 20 1/2 years of age may participate in the plan. Participating employees may make pre-tax contributions, subject to limitations under the Code, of a percentage (not to exceed 18%) of their total compensation and such amounts (and the investment earnings thereon) will be fully vested at all times. The Company, in its sole discretion, may make matching contributions (the amount, if any, to be determined by the Board of Directors with respect to each year) for the benefit of all participants who make pre-tax contributions, as well as discretionary contributions (in such amounts, if any, as may be determined by the Board of Directors) for the benefit of all participants regardless of whether they elect to make pre-tax contributions to the 401(k) plan. Any such matching or discretionary contributions (and the investment earnings thereon) will vest 20% after two years of service and an additional 20% per year of service thereafter until fully vested after six years of service, provided that such contributions become 100% vested upon the employee's death, disability or retirement. The plan was inaugurated January 1, 1995, and Home has not authorized or made any contributions to the plan through December 15, 1996.

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


Name and Address of
Beneficial Owner                  Title of Class               Number of Shares        Percent of Class (1)
------------------------------------------------------------------------------------------------------------
John W. Ballard                       Common                     909,368(2)                  10.92%
John W. & Jeannie G. Ballard          Common                     498,700                      6.30%
  Family Partnership
  6836 Austin Center Blvd.
  Suite 280
  Austin, Texas 78731

E. Jeff Bomer                         Common                   1,074,039(3)                  13.56%
JDB Investments, Ltd.                 Common                     924,757                     11.67%
  ("JDB")
  5929 Balcones Drive
  Austin, Texas 78731

Gary J. Davis                         Common                     746,700                      9.43%
  713 Main
  P.O. Box 738
  Gatesville, Texas 76528

J. Rolfe Johnson                      Common                          --                        --%
  1900 West Loop South
  Suite 1175
  Houston, Texas 77027

Charles R. Leone, III                 Common                   1,000,000(4)                  11.21%
                                      Preferred                1,000,000(5)                  66.67%

Penntex Services, Inc.                Common                   1,000,000(4)                  11.21%
("Penntex")                           Preferred                1,000,000(5)                  66.67%

HCI Equity Partners, L.P.             Common                   1,000,000(4)                  11.21%
  ("HCI")                             Preferred                1,000,000(5)                  66.67%
  3330 Oakwell Court
  Suite 100
  San Antonio, Texas 78218

Robert R. Neyland                     Common                   1,000,000(4)                  11.21%
                                      Preferred                1,000,000(7)                  66.67%

HCIE, L.L.C. ("HCIE")                 Common                   1,000,000(4)                  11.21%
 12222 Merit Drive, Suite 1750        Preferred                1,000,000(7)                  66.67%
 Dallas, Texas 75251

Stephen A. Pyhrr                      Common                   1,261,672(8)                  15.84%
                                      Preferred                   43,335(9)                   2.89%

Daphne Pyhrr                          Common                   1,259,837(10)                 15.82%
                                      Preferred                   41,500(11)                  2.77%

SDP Investments, Ltd.                 Common                   1,235,004(12)                 15.56%
  ("SDP")                             Preferred                   16,667                      1.11%
  6850 Austin Center Blvd.
  Suite 220
  Austin, Texas 78731

Peter A. Pyhrr                        Common                   1,593,220(13)                 20.11%
PAP Investments, Ltd                  Common                   1,593,220                     20.11%
  ("PAP")
  8719 Diplomacy Row
  Dallas, Texas 75247

Walter W. Stoeppelwerth               Common                          --                        --%
  5161 River Road
  Bethesda, Maryland 30816

Charles R. Sutherland                 Common                     679,067(14)                  8.57%
  3650 Habersham Road #102
  Atlanta, Georgia 30805

Directors and Executive Officers      Common                   6,625,664(15)                 70.37%
  as a Group (14 persons)             Preferred                1,084,000                     72.27%

__________________

(1) Based upon 7,921,858 shares of Common Stock outstanding on December 16, 1996, adjusted to include the number of authorized but unissued shares that each beneficial holder has the right to acquire within 60 days pursuant to the exercise of options or warrants or conversion of Preferred Stock. Unless expressly stated, no shares of Preferred Stock are held of record or beneficially by the persons named.

(2) Includes 1,000 shares held of record; 498,700 shares held by the Ballard Family Partnership of which John Ballard is general partner; and 409,668 shares issuable upon exercise of fully-vested Company options granted upon cancellation of the Ballard HOME option granted pursuant to the Ballard Employment Agreement.

(3) Includes 924,757 shares beneficially owned by JDB and 149,282 shares held as community property by E. Jeff Bomer, who is the general partner of JDB.

(4) Includes 1,000,000 shares of Common Stock issuable upon conversion of 1,000,000 shares of Preferred Stock held by HCI.

(5) Includes 1,000,000 shares of Preferred Stock held by HCI, of which Penntex is a general partner and of which Mr. Leone is a Director and President.

(6) Shares held by HCI may be deemed to be held by its general and limited partners as a group.

(7) Includes 1,000,000 shares of Preferred Stock of HCI, of which HCIE is a general partner and of which Mr. Neyland is a managing member.

(8) Includes 1,235,004 shares held of record or beneficially by SDP, of which 16,667 shares are issuable upon conversion of Preferred Stock held by SDP, of which Stephen Pyhrr is a general partner, and 26,668 shares issuable upon conversion of 13,334 shares of Preferred Stock held by each of the Heather D. La Rue Irrevocable Trust and The Steven D. La Rue Irrevocable Trust (collectively, the "La Rue Trusts"), of which Stephen Pyhrr is trustee.

(9) Includes 16,667 shares of Preferred Stock held by SDP and an aggregate of 26,668 shares of Preferred Stock held by the La Rue Trusts.

(10) Includes 24,833 share issuable upon conversion of Preferred Stock held as separate property and 1,235,004 shares held of record or beneficially by SDP, including 16,667 shares issuable upon conversion of shares of Preferred Stock held by SDP, of which Daphne Pyhrr is a general partner.

(11) Includes 16,667 shares of Preferred Stock held by SDP.

(12) Includes 16,667 shares issuable upon conversion of 16,667 shares of Preferred Stock held by SDP.

(13) Includes 1,593,220 shares beneficially owned by PAP, of which Peter Pyhrr is the sole general partner.

(14) Includes 380,271 shares held of record by Eaglewood Properties I, Ltd. of which Mr. Sutherland is an officer and Director of the general partner; and 298,796 shares beneficially owned by Plaza Realty One Limited Partnership, of which Mr. Sutherland is an officer and the sole Director of the general partner.

(15) Includes 1,084,000 shares issuable upon conversion of Preferred Stock held by such persons. Shares beneficially owned by two or more persons have been attributed to only one of such persons.

          Under the regulations of the Securities and Exchange Commission, shares are deemed to be "beneficially owned" by a person if such person, directly or indirectly, has or shares the power to vote or dispose of the shares, whether or not such person has any pecuniary interest in such shares, or if such person has the right to acquire the power to vote or dispose of such shares with 60 days, including any right to acquire such power through the exercise of any option warrant or right. Each of the persons named above disclaims that such person is the beneficial owner of any shares not held of record by such person or in which such person has no pecuniary interest and which have been attributed to such person indirectly or by virtue of any right to acquire such shares or any rights with respect thereto.

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


          INDIVIDUAL OFFICERS, DIRECTORS & AFFILIATES OF THE COMPANY


                             E. Jeff    Charles R.    Robert R.    Peter A.    Stephen A.     Charles
Affiliated Entities           Bomer     Leone, III     Neyland      Pyhrr        Pyhrr       Sutherland
-------------------------------------------------------------------------------------------------------
Eaglewood Prop. I, Ltd.                                                                    Officer; Dir.
("Eaglewood")                                                                               of General
                                                                                             Partner

HCI Equity Partners L.P.                Officer;       Sole Mgr.
("HCI")                                 Dir. of          of
                                        General        General
                                        Partner        Partner

HCIE, L.L.C. (1)                                       Sole Mgr.

JDB Investments, Ltd.       General
                           & Limited
                            Partner

PAP Investments, Ltd.                                               General
                                                                   & Limited
                                                                    Partner

Penntex Services, Inc. (1)                Dir.;
                                        President

Plaza Realty One Limited                                                                   Officer; Dir.
 Partnership ("PRO")                                                                        of General
                                                                                             Partner

SDP Investments, Ltd.                                               General
                                                                   & Limited
                                                                    Partner

__________________

(1)  A general partner of HCI Equity Partners, L.P.

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

          Holders of all shares of Series A Preferred Stock purchased in the Series A Preferred Stock Placement were granted "piggyback" registration rights covering the shares of Common Stock into which the Series A Preferred Stock is convertible after nine months from the date of issuance of the Series A Preferred Stock which rights terminate after three years from the date of issuance of the Series A Preferred Stock. No fees, commissions or other special compensation was paid for placement of the shares in connection with the Series A Preferred Stock Placement. The Company has entered into a consulting agreement with representatives of HCI providing for fees aggregating $60,000 over a one-year period, including $20,000 to each of Messrs. Leone and Neyland, Directors of the Company.

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

               Consolidated Balance Sheets as                           F-3
               of September 30, 1996 and September 30, 1995

               Consolidated Statements of Operations                    F-4
               For the Years Ended September 30, 1996 and 1995

               Consolidated Statements of Changes in Stockholders'      F-5
               Equity For the Years Ended September 30, 1996 and 1995

               Consolidated Statements of Cash Flows                    F-6
               For the Years Ended September 30, 1996 and 1995

               Notes to Financial Statements                            F-7


               (2)  Exhibits


Exhibit No.                  Description of Document               (Reference)
-----------                  -----------------------               -----------

    2                 Stock Exchange Agreement, dated as of
                      June 1, 1994, among the Home Parties,             (1)
                      the Company and the Company's stockholder.

3(i).1                Articles of Incorporation of Lezak Energy
                      Group, Inc., filed with the State of Nevada       (2)
                      on October 8, 1980.

Exhibit No.                  Description of Document               (Reference)
-----------                  -----------------------               -----------

3(i).2                Certificate of Amendment of Articles of
                      Incorporation of Lezak Energy Group, Inc.,        (2)
                      filed with the State of Nevada on
                      October 26, 1982.

3(i).3                Certificate of Amendment of Articles of
                      Incorporation of Enterprise Oil and Gas Corp.,    (2)
                      filed with the State of Nevada on
                      October 29, 1982.

3(i).4                Certificate of Amendment of Articles of
                      Incorporation of Enterprise Oil and Gas Corp.,    (2)
                      filed with the State of Nevada on July 27, 1983.

3(i).5                Certificate of Amendment of Articles of
                      Incorporation of Enterprise Technologies, Inc.,   (2)
                      filed with the State of Nevada on
                      September 12, 1983.

3(i).6                Certificate of Amendment of Articles of
                      Incorporation of Enterprise Technologies, Inc.,   (2)
                      filed with the State of Nevada on
                      January 12, 1990.

3(i).7                Certificate of Amendment of Articles of
                      Incorporation of Enterprise Entertainment         (2)
                      Group, Inc., filed with the State of Nevada on April 5, 1993.

3(i).8                Certificate of Amendment of Articles of
                      Incorporation of the Company, filed with the      (3)
                      State of Nevada on November 29, 1994, changing the name of the Company to HomeCapital
                      Investment Corporation and authorizing
                      Preferred Stock.

3(ii).1               Bylaws of the Company                             (2)

3(ii).2               Amendment to the Bylaws of the Company
                      to Waive Nevada Control Shares                    (3)
                      Acquisition Act relative to the Home Transaction.

3(ii).3               Written Consent of the Sole Director of the
                      Company, dated as of July 27, 1994, among other   (2)
                      things approving amendments to the Bylaws.

4.1                   Form of Series A Warrant.                         (2)

Exhibit No.                  Description of Document               (Reference)
-----------                  -----------------------               -----------

  4.2                 Form of Series B Warrant.                         (2)

  4.3                 Warrants, dated August 26, 1994, held
                      by Plaza Realty One Limited Partnership.          (3)

  4.4                 Warrants, dated August 26, 1994, held by PAP
                      Investments, Ltd.                                 (3)

  4.5                 Certificate of Designations, Preferences
                      and Rights of Preferred Stock, Series A           (6)
                      of the Company filed with the State of Nevada on June 14, 1996.

  4.6                 Amendments to Certificate of Designation
                      of Preferred Stock, Series A of the Company,       *
                      filed with the State of Nevada on
                      December 19, 1996.

  10.1                Warrant Exchange Agreement, dated
                      August 26, 1994, between the Company and          (3)
                      Plaza Realty One Limited Partnership and
                      PAP Investments, Ltd.

  10.2                Option Agreement, dated August 26, 1994,
                      between the Company and John W. Ballard.          (3)

  10.3                Conversion Rights Exchange Agreement, dated
                      August 26, 1994, among the Company, Home,         (3)
                      Plaza Realty One Limited Partnership and
                      PAP Investments, Ltd.

  10.4                Employment Agreement, dated June 21, 1993,
                      between John W. Ballard and Home.                 (3)

  10.5                Loan Agreement, dated October 5, 1994,
                      between the Company and Horizon Bank              (3)
                      and Trust, SSB.

  10.6                Warehouse and Security Agreement,
                      dated December 1, 1994, between Home and          (4)
                      First National Bank of Keystone, N.A..

  10.7                Letter, dated December 19, 1995, of Keystone
                      Bank, renewing and extending the Warehouse        (4)
                      and Security Agreement between Home and
                      Keystone Bank.

Exhibit No.                  Description of Document               (Reference)
-----------                  -----------------------               -----------

  10.8                Letter Agreement, dated January 27, 1995,
                      among the Company, Gary J. Davis, EWMW Ltd.       (4)
                      Partnership, Plaza Realty One Limited
                      Partnership, JDB Investments, Ltd., SDP
                      Investments, Ltd., PAP Investments, Ltd.
                      and John W. Ballard.

  10.9                Form of Subscription Agreement, dated
                      September 29, 1995, for shares of preferred       (4)
                      stock of the Company and Schedule of Signatories.

  10.10               Form of Subscription Agreement, dated
                      September 29, 1995, for shares of common          (4)
                      stock of the Company and Schedule of Signatories.

  10.11               Adoption Agreement, effective January 1, 1995,
                      as amended, between Home and the trustees,        (4)
                      John W. Ballard and Anna Walker, of the 401(k)
                      Profit Sharing Plan of Home.

  10.12               Mortgage Selling and Servicing Contract, dated
                      March 1, 1996, between Home and the Federal       (5)
                      National Mortgage Association.

  10.13               Master Agreement No. MD01546, effective as
                      of May 9, 1996, between Home and the Federal       *
                      National Mortgage Association.

  10.13a              First Amendment to Master Agreement No.
                      MD01546, effective as of July 3, 1996,             *
                      between Home and the Federal National
                      Mortgage Association.

  10.13b              Second Amendment to Master Agreement No.
                      MD01546, effective as of September 3, 1996, between Home and the Federal National Mortgage Association.

  10.13c              Third Amendment to Master Agreement No.
                      MD01546, effective as of October 25, 1996,         *
                      between Home and the Federal National
                      Mortgage Association.

  10.14               Employment Agreement, dated as of June 1, 1996,
                      between Home and Tommy M. Parker.                  *

  10.15               HomeCapital Investment Corporation 1996 Stock
                      Option Plan.                                       *

Exhibit No.                  Description of Document               (Reference)
-----------                  -----------------------               -----------

  10.16               Warehouse Loan Agreement, dated as of
                      June 1, 1996, between Home and Guaranty            *
                      Federal Bank, F.S.B ("Guaranty Federal").

  10.16a              First Amendment to the Loan Agreement,
                      dated as of July 9, 1996, between Home and         *
                      Guaranty Federal.

  10.16b              Second Amendment to the Loan Agreement,
                      dated as of September 17, 1996, between            *
                      Home and Guaranty Federal.

  10.16c              Third Amendment to the Loan Agreement,
                      dated as of October 15, 1996, between Home         *
                      and Guaranty Federal.

  10.17               Unconditional Guaranty of the Company,
                      dated as of October 15, 1996.                      *

  10.18               Working Capital Line of Credit and Security
                      Agreement, dated as of November 8, 1996,           *
                      between Home and Guaranty Federal.

  10.19               Unconditional Guaranty, dated as of
                      November 8, 1996, by the Company.                  *

  10.20               Preferred Stock Purchase Agreement,
                      dated May 3, 1996, between the Company            (6)
                      and HCI Equity Partners, L.P., including form of Registration Agreement.

  10.21               Form of Subscription Agreement for Preferred
                      Stock Series A.                                    *

  10.22               License Agreement, dated November 27, 1996,
                      between Home and Builders Square, Inc.             *

  21                  Subsidiaries of the Company                       (3)

  27                  Restated Financial Data Schedule (Electronic
                      Filing Only)                                      **

__________________
Reference Notes:


               * Filed with Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, and incorporated herein by this reference.


               ** Filed herewith.

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

                                  SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       HOMECAPITAL INVESTMENT CORPORATION
                                       (Registrant)



                                            /s/ John W. Ballard
Date:  August 27, 1997                 By: _____________________________________
                                          JOHN W. BALLARD, President,
                                          Chairman of the Board of
                                          Directors and Chief Executive Officer

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

As discussed in Note 2, the previously issued consolidated financial statements of HomeCapital Investment Corporation and Subsidiary as of and for the year ended September 30, 1996 have been restated with respect to earnings per share.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeCapital Investment Corporation and Subsidiary as of September 30, 1996 and 1995 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



/s/ Coopers & Lybrand L.L.P.

Austin, Texas
December 11, 1996

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1996 and 1995



               ASSETS
                                                        1996         1995
                                                     -----------  -----------

Cash                                                 $   343,484  $    25,716
Cash deposits, restricted                                705,754           --
Loans held for sale, net                               4,479,550    1,697,735
Excess servicing receivable                            5,078,584           --
Prepaid and other assets                                 240,681       56,267
Furniture, fixtures and equipment, net                   646,082      373,860
Deferred tax assets                                      190,502           --
                                                     -----------  -----------
       Total assets                                  $11,684,637  $ 2,153,578
                                                     ===========  ===========

    LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                        $   158,339  $   383,335
Revolving lines of credit                              4,064,180    1,498,057
Capital lease obligations                                 14,352       41,814
Accrued expenses and other liabilities                 1,264,766      122,113
Allowance for credit losses on loans sold                175,000       80,000
Income taxes payable                                   1,104,543           --
                                                     -----------  -----------
       Total liabilities                               6,781,180    2,125,319
                                                     -----------  -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.01 par value; 10,000,000
    shares authorized; 1,500,000 and 2,000 shares
    of cumulative convertible Series A stock issued
    (liquidation value of $2,250,000 and $200,000)        15,000           20
  Common stock, $.01 par value; authorized
    100,000,000 shares; 7,292,711 and 6,887,975
    shares issued and outstanding                         72,927       68,879
  Additional paid-in capital                           3,688,433    1,325,201
  Retained earnings (deficit)                          1,184,348   (1,301,585)
  Notes receivable for stock                             (57,251)     (64,256)
                                                     -----------  -----------
       Total stockholders' equity                      4,903,457       28,259
                                                     -----------  -----------
       Total liabilities and stockholders' equity    $11,684,637  $ 2,153,578
                                                     ===========  ===========


       The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended September 30, 1996 and 1995


                                                        1996         1995
                                                     -----------  -----------

Revenues:
  Gain on sale of loans                              $ 7,753,507  $ 3,201,491
  Interest--loans                                        627,365      330,564
  Interest--other                                          6,827       16,240
  Loan servicing income                                  390,571           --
  Other income                                           135,333      147,468
                                                     -----------  -----------
       Total revenues                                  8,913,603    3,695,763
                                                     -----------  -----------
Costs and Expenses:
  Salaries and employee benefits                       2,211,579    1,718,297
  Servicing costs                                        265,546           --
  Loan costs                                             513,404      354,655
  General and administrative                           1,643,852    1,186,725
  Occupancy                                              336,894      192,689
  Interest                                               462,064      315,442
                                                     -----------  -----------
       Total costs and expenses                        5,433,339    3,767,808
                                                     -----------  -----------
Income (loss) before income taxes                      3,480,264      (72,045)
Provision for income taxes                               914,041           --
                                                     -----------  -----------
       Net income (loss)                             $ 2,566,223  $   (72,045)
                                                     ===========  ===========
Net loss per common share                            $     (.073) $      (.01)
                                                     ===========  ===========
Weighted average number of common shares
  outstanding                                          7,010,884    6,109,177
                                                     ===========  ===========


       The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                For the Years Ended September 30, 1996 and 1995

                                            Common Stock         Preferred Stock  Additional   Retained      Notes
                                         -------------------   -----------------   Paid-In     Earnings    Receivable  Stockholders'
                                         Shares    Dollars      Shares   Dollars   Capital     (Deficit)    For Stock     Equity
                                         ------    -------      ------   -------   --------    ---------    ----------  -----------
Balance, October 1, 1994                4,936,720  $ 49,367      2,000   $    20  $   898,613  $(1,190,587) $  (73,012)  $ (315,599)

Conversion of Subsidiary preferred
  stock to the Company's common stock   1,619,755    16,197     (2,000)      (20)      22,776      (38,953)         --           --

Conversion of debt to common stock        331,500     3,315         --        --      203,832           --          --      207,147

Write-off of loans of notes receivable         --        --         --        --           --           --       8,756        8,756

Sale of preferred stock                        --        --      2,000        20      199,980           --          --      200,000

Net loss                                       --        --         --        --           --      (72,045)         --      (72,045)
                                      -----------  --------  ---------  --------  -----------  -----------  ----------  -----------
Balance, September 30, 1995             6,887,975    68,879      2,000        20    1,325,201   (1,301,585)    (64,256)      28,259
                                      -----------  --------  ---------  --------  -----------  -----------  ----------  -----------
Conversion of preferred stock             337,708     3,378     (2,000)      (20)          --       (3,358)         --           --

Sale of preferred stock                        --        --  1,500,000    15,000    2,095,790           --          --    2,110,790

Exercise of Series A warrants              67,028       670         --        --      267,442           --          --      268,112

Write-off of notes receivable                  --        --         --        --           --           --       7,005        7,005

Preferred stock dividends                      --        --         --        --           --      (76,932)         --      (76,932)

Net Income                                     --        --         --        --           --    2,566,223          --    2,566,223
                                      -----------  --------  ---------  --------  -----------  -----------  ----------  -----------
Balance, September 30, 1996             7,292,711  $ 72,927  1,500,000  $ 15,000  $ 3,688,433  $ 1,184,348  $ (57,251)  $ 4,903,457
                                      ===========  ========  =========  ========  ===========  ===========  =========   ===========

        The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended September 30, 1996 and 1995


                                                        1996         1995
                                                     -----------  -----------

Cash flows from operating activities:
  Net income (loss)                                  $ 2,566,223  $   (72,045)
  Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
   activities:
     Depreciation and amortization                       210,796       63,769
     Deferred tax benefit                               (190,502)          --
     Provision for credit losses                         220,000       50,000
     Write-off of notes receivable                         7,005        8,756
     Gain on sale of loans                            (7,753,507)  (3,201,491)
     Proceeds from sale of loans                      99,981,699   64,281,747
     Purchase and origination of loans              (100,304,528) (60,882,595)
     Change in operating assets and liabilities:
       Increase in cash deposits, restricted            (705,754)          --
       (Increase) decrease in prepaid and other
        assets                                          (189,088)      24,810
       Increase (decrease) in accrued expenses and
        other liabilities                              2,247,196     (191,225)
                                                     -----------  -----------
            Net cash provided by (used in)
             operating activities                     (3,910,460)      81,726
                                                     -----------  -----------
Cash flows used in investing activities -
  Purchase of furniture, fixtures and equipment         (387,408)    (268,299)

Cash flows from financing activities:
  Increase (decrease) in revolving lines of credit     2,566,123      (51,977)
  Proceeds from notes payable                            200,000      425,000
  Payments on notes payable                             (174,995)    (324,990)
  Loans to stockholders                                       --      (35,744)
  Proceeds from sale of preferred stock                1,860,790      200,000
  Proceeds from exercise of Series A warrants            268,112           --
  Payments on capital lease obligations                  (27,462)          --
  Preferred stock dividends                              (76,932)          --
                                                     -----------  -----------
            Net cash provided by financing
             activities                                4,615,636      212,289
                                                     -----------  -----------
Increase in cash and cash equivalents                    317,768       25,716

Cash, beginning of year                                   25,716           --
                                                     -----------  -----------
Cash, end of year                                    $   343,484  $    25,716
                                                     ===========  ===========



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

     ALLOWANCE FOR CREDIT LOSSES ON LOANS SOLD, CONTINUED

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

     RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

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

     EARNINGS (LOSS) PER SHARE

     The computation of primary earnings (loss) per share is based on the weighted average number of common shares outstanding during the period plus, when dilutive, common equivalent shares which include outstanding warrants (456,170) and stock options (see Notes 15 and 16) using the treasury stock method. Net earnings used in the computation of earnings per share are reduced by preferred stock dividend requirements.

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     EARNINGS (LOSS) PER SHARE, CONTINUED

     Previously reported earnings per share for the year ended September 30, 1996 has been restated pursuant to newly publicized interpretations issued in March 1997 of existing accounting regulations. Net earnings used in the computation of earnings (loss) per share have been reduced by the intrinsic value of the beneficial conversion feature on preferred stock, which is defined as the difference between the conversion price and the market value of the common shares on the date of issuance. On June 18, 1996, the issuance date of the Preferred Stock, the market value of the Company's common stock was $3.50 per share. The conversion price of the Preferred Stock is $1.50 per share. The Preferred Stock was convertible into the Company's common stock at the date of issuance. Thus the intrinsic value of the beneficial conversion feature on the 1,500,000 shares of Preferred Stock, which amounts to $3,000,000 in total, has been deducted from net earnings available for common stockholders in the calculation of earnings
     (loss) per common share for the year ended September 30, 1996. Previously reported earnings per common share for the year was $0.32.

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

     RECLASSIFICATIONS

     Certain accounts and balances in the financial statements for the year ended September 30, 1995, have been reclassified to be consistent with the 1996 account classifications.


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


                                              Carrying          Estimated Fair
                                               Value                 Value
                                            ------------         ------------
     Financial Assets:
       Cash (a)                             $   339,074          $    339,074
       Loans held for sale (b)                4,604,550             4,896,900
       Excess Servicing Receivable (c)        5,078,584             5,078,584
     Financial Liabilities:
       Debt obligations (d)                   4,078,532             4,078,532

     ___________
     (a) The carrying value of cash is considered to be a reasonable estimate of fair value.
     (b) The fair value is estimated by using current investor yields or outstanding commitments from investors after consideration of non-qualified loans and the collateral securing such Loans.
     (c) The fair value is estimated by discounting future cash flows using rates available for instruments with similar risks, terms and remaining maturities.
     (d) The debt obligations are primarily adjustable rate instruments and indexed to the prime rate or Federal Funds rate; therefore, carrying value is a reasonable estimate of fair value. Capitalized equipment leases have implicit fixed interest rates ranging from 14.4% to 25.6%, which approximate fair value in the aggregate.


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

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


4.   LOANS HELD FOR SALE

     Loans held for sale consisted of the following at September 30, 1996 and 1995:



                                                        1996         1995
                                                     -----------  -----------
              Title I Loans                          $ 4,387,460  $ 1,678,807
              Conventional loans                          52,462           --
              Commercial loans                            51,620           --
              Capitalized loan origination fees
               and Costs, net                            113,008       18,928
                                                     -----------  -----------
                                                       4,604,550    1,697,735
              Allowance for credit losses               (125,000)          --
                                                     -----------  -----------
                   Total                             $ 4,479,550  $ 1,697,735
                                                     ===========  ===========

     The serviced Loan portfolio which includes Loans sold to investors and Loans retained by the Company aggregated approximately $92,743,000 at September 30, 1996.


5.   ALLOWANCE FOR CREDIT LOSSES

     Changes in the allowance for credit losses for Loans consisted of the following:


                                                        1996         1995
                                                     -----------  -----------

              Balance at beginning of year           $    80,000  $    30,000
              Provisions for credit losses               220,000       50,000
              Credit losses incurred                          --           --
                                                     -----------  -----------
              Balance at end of year                 $   300,000  $    80,000
                                                     ===========  ===========
              Components of Allowance:

              Allowance for credit losses on Loans
               held for sale                         $   125,000  $        --
              Allowance for credit losses on Loans
               sold                                      175,000       80,000


6.   EXCESS SERVICING RECEIVABLE

     The activity in the excess servicing receivable is summarized as follows for the year ended September 30, 1996:

              Balance, October 1, 1995               $        --
              Excess servicing additions               5,169,521
              Amortization                               (90,937)
                                                     -----------
              Balance, September 30, 1996            $ 5,078,584
                                                     ===========

                      HOMECAPITAL INVESTMENT CORPORATION
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


7.   FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consisted of the following at September 30:


                                                        1996         1995
                                                     -----------  -----------

     Furniture and fixtures                          $   207,704  $   159,763
     Equipment                                           324,886      283,815
     Leasehold improvements                               12,569        7,567
     Software cost                                       293,395           --
                                                     -----------  -----------
                                                         838,554      451,145

     Accumulated depreciation                           (192,472)     (77,285)
                                                     -----------  -----------
                                                     $   646,082  $   373,860
                                                     ===========  ===========


     At September 30, 1996, and 1995, furniture and fixtures includes $55,523 and $105,275, respectively of assets under capital lease with an associated accumulated depreciation of $23,656 and $25,694, respectively.


8.   NOTES PAYABLE:


     Notes payable consisted of the following at September 30, 1996 and 1995:

                                                        1996         1995
                                                     -----------  -----------

     Notes payable to stockholder, uncollateralized,
      payable on Demand, accruing interest at prime
      (8.25% at September 30, 1995) Plus 1.5%        $        --  $   125,000

     Note payable to bank, guaranteed by certain
      stockholders of the Company, due on demand,
      or if no demand is made, due April 5, 1998,
      accruing interest at prime (8.25% at
      September 30, 1996) plus 2% (Interest only
      due through April 5, 1995); Monthly payments
      of $8,333 thereafter                               158,339      258,335
                                                     -----------  -----------
                                                     $   158,339  $   383,335
                                                     ===========  ===========

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

     The composition of the revolving lines of credit was as follows at September 30:

                                                        1996         1995
                                                     -----------  -----------

     Payable to financial institution                $ 3,875,377  $        --
     Payable to financial institution, matured
     July 31, 1996                                       188,803    1,498,057
                                                     -----------  -----------
                                                     $ 4,064,180  $ 1,498,057
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

     On June 18, 1996, the Company issued 1,500,000 shares of Preferred Stock, Series A, par value $.01 per share ("Series A Preferred Stock"), for the purchase price of $1.50 per share or an aggregate of $2,250,000. A total of 1,000,000 shares of the Series A Preferred Stock was purchased by an unaffiliated entity pursuant to a Preferred Stock Purchase Agreement, dated May 3, 1996, as amended.

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

     The provision for income taxes for the year ended September 30, 1996 is comprised of the following:

                                                        1996
                                                     -----------
              Current
                Federal                              $ 1,080,832
                State                                     23,711
                                                     -----------
              Deferred (benefit) provision              (190,502)
                                                     -----------
              Provision for income taxes             $   914,041
                                                     ===========


     The components of deferred tax assets and liabilities were as follows at September 30:

                                                        1996         1995
                                                     -----------  -----------
              Deferred tax liabilities:
                Depreciation and amortization        $   (39,075) $   (17,692)
                                                     -----------  -----------
              Deferred tax assets:
                Net operating loss carryforwards          73,230      328,035
                Bad debt reserve                         102,000       27,200
                Deferred compensation                         --        2,977
                Unrealized gain                          127,577       26,425
                Other                                         --          186
                                                     -----------  -----------
                Total deferred tax assets                302,807      384,823

                Valuation allowance                      (73,230)    (367,131)
                                                     -----------  -----------
                                                         229,577       17,692
                                                     -----------  -----------
              Net deferred tax assets                $   190,502  $       -0-
                                                     ===========  ===========

                       HOMECAPITAL INVESTMENT CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED


11.  INCOME TAXES, CONTINUED

     The reconciliation between the income tax provision and the income tax expense using the Federal statutory rate is as follows:


                                                        1996         1995
                                                     -----------  -----------
       Federal tax at statutory rate of 34%          $ 1,183,290  $   (24,495)
       State income taxes, net of federal
        tax benefit                                       15,649           --
       Reduction of taxes provided in prior years             --      (12,010)
       Expenses not deductible for tax purposes            9,003        5,057
                                                     -----------  -----------
       Tax expense (benefit) before change in
        valuation allowance                            1,207,942      (31,448)

       Increase (decrease) in valuation allowance       (293,901)      31,448
                                                     -----------  -----------
       Total income tax provision                    $   914,041  $        --
                                                     ===========  ===========


     During the year ended September 30, 1996, the Company reversed a substantial portion of the valuation allowance recorded in prior years, as management believes that it is more likely that not than the Company will realize the deferred tax asset.

12.  GAIN ON SALE OF LOANS

     Gain on sale of Loans, as defined in Note 2, and the related cost is as follows for the years ended September 30, 1996 and 1995:


                                                        1996         1995
                                                     -----------  -----------

       Gain on whole Loan sales                      $ 5,031,208  $ 3,935,744
       Excess servicing gain                           5,169,521           --
                                                     -----------  -----------
                                                      10,200,729    3,935,744

       Premiums, net                                  (2,424,553)    (686,513)
       Transaction costs                                 (22,669)     (47,740)
                                                     -----------  -----------
       Gain on sale of Loans                         $ 7,753,507  $ 3,201,491
                                                     ===========  ===========


13.  SUPPLEMENTAL CASH FLOW DISCLOSURE



                                                        1996         1995
                                                     -----------  -----------
       Cash paid for interest                        $   419,491  $   300,888
       Noncash financing and investing activities:
         Conversion of preferred stock to common
          stock of parent                                     --      438,954
         Preferred stock dividend accrual                 76,932       38,954
         Conversion of debt to equity                    250,000      207,147

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

     The Company also leases certain office equipment under various capital leases. The economic substance of these leases is that the Company is financing the acquisition of the assets through the leases. Required minimum rental payments for the remaining terms of the leases are as follows:


       Years Ending                            Capital Leases   Operating Leases
       ------------                            --------------   ----------------

           1997                                $       10,718   $      315,662
           1998                                         5,520          274,615
           1999                                           465          276,020
           2000                                            --          275,222
           2001                                            --          177,619
           Less amount representing interest           (2,351)              --
                                               --------------   --------------
                                               $       14,352   $    1,319,138
                                               ==============   ==============


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


19.  SELECTED QUARTERLY DATA (UNAUDITED)

     The following financial data summarizes quarterly results for the Company for the years ended September 30, 1996 and 1995:

                                                                Three Months Ended
                                               ----------------------------------------------------
                                               December 31     March 31     June 30     September 30
                                               -----------     --------     -------     ------------
     Fiscal 1996
       Revenues                                $ 1,868,407    $ 1,833,095  $ 2,380,695  $ 4,990,413
       Net income (loss)                           443,862        201,680      166,876    1,753,805
       Income (loss) per common share                 .059           .026        (.397)        .217

     Fiscal 1995
       Revenues                                    919,527        981,692    1,178,344    1,302,713
       Net income (loss)                           (72,260)       (43,846)     138,202      (94,141)
       Income (loss) per common share                (.015)         (.007)        .020        (.014)


20.  SEGMENT INFORMATION (UNAUDITED)
     -------------------------------

     For the years ended September 30, 1996 and 1995, Title I Loan origination and production (exclusive of paydowns and repurchases) is summarized as follows:


                                                       1996                               1995
                                           -----------------------------      ---------------------------------
          Source of Loan Production             Amount              %                  Amount              %
       ------------------------------      ---------------     ---------          --------------      ---------
         Correspondent Loans               $    76,020,078        78.3%            $  35,062,570        58.4%
         Dealer Loans                           15,440,132        15.9                19,686,770        32.8
         Direct Loans                            5,606,397         5.8                 5,308,198         8.8
                                           ---------------       ------             ------------      ----------
                Total Tile I Loans         $    97,066,607         100%            $  60,057,538         100%
                                           ================      ======              ===========       =========

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

     The following table sets forth the states that represent the geographic location of Loan originations greater than 3% of total Title I Loans for the years ended September 30, 1996 and 1995:


                                     State                1996             1995
                               -----------------      -------------      ---------
                                 California                67.3%              55.3%
                                 Texas                     17.9               33.0
                                 Florida                    4.0                 --
                                 Nevada                     4.3                4.5
                                                      --------------      -------------
                                                           93.5%              92.8%
                                                      ==============      =============


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


                Title I Loans Sold:
                                                             1996                      1995
              --------------------------------        -----------------         -----------------
                Servicing released                    $       3,411,890         $       61,222,623
                Servicing retained:
                  Financial institutions                     61,318,895                         --
                  Fannie Mae                                 29,711,453                         --
                                                      -----------------         ------------------
                                                             91,030,348                         --
                                                      -----------------         ------------------
                      Total Title I Loans Sold        $      94,442,238         $       61,222,623
                                                      =================         ==================