Form 10QSB/A
period 1997-06-30
HOMECAPITAL INVESTMENT CORP
filed 1997-08-29
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A
                                  __________

                                AMENDMENT NO. 1
                                  __________



(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of

         1934 For the quarterly period ended June 30, 1997.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act

         of 1934 For the transition period from          to           .
                                               ----------  -----------


                        Commission File Number: 0-9774


                      HOMECAPITAL INVESTMENT CORPORATION
       (Exact Name of Small Business Issuer as Specified in its Charter)


               NEVADA                                          95-3614463
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


    Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No
     ---

    As of July 31, 1997, there were 8,226,883 shares of common stock of the issuer outstanding.


    Transitional Small Business Disclosure Format (check one):  Yes     No  X .
                                                                    ---    ---

    The Exhibit Index appears on page 36.

                      HOMECAPITAL INVESTMENT CORPORATION


                            Index to Form 10-QSB/A



PART I.  FINANCIAL INFORMATION                                          Page No.
                                                                        --------

Item 1.  Financial Statements.

         Consolidated Balance Sheet (Unaudited)
           As of June 30, 1997                                                 3

         Consolidated Statements of Operations (Unaudited)
           For the Nine Months Ended June 30, 1997
           and 1996                                                            4

         Consolidated Statements of Operations (Unaudited)
           For the Three Months Ended June 30, 1997
           and 1996                                                            5

         Consolidated Statements of Cash Flows (Unaudited)
           For the Nine Months Ended June 30, 1997
           and 1996                                                            6

         Notes to Consolidated Financial Statements                            7

Item 2.  Management's Discussion and Analysis or
           Plan of Operation.                                                 26

PART II. OTHER INFORMATION

Item 2.  Changes in Securities.                                               35

Item 6.  Exhibits and Reports on Form 8-K.                                    36

SIGNATURES                                                                    37

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                 June 30, 1997
                                  (Unaudited)


                  ASSETS

Cash                                                               $    366,616
Cash deposits, restricted                                             1,167,835
Loans held for sale, net                                              4,449,762
Mortgage-backed securities                                           21,746,641
Interest-only strip receivable                                       15,170,988
Prepaid and other assets                                              1,109,049
Furniture, fixtures and equipment, net                                1,278,627
Deferred tax assets                                                     437,320
                                                                   ------------
    Total assets                                                   $ 45,726,838
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                                       $     83,342
Revolving lines of credit                                            25,951,678
Payable under securities loan agreements                              4,026,000
Capital lease obligations                                                47,262
Accrued expenses and other liabilities                                2,261,656
Allowance for credit losses on loans sold                               619,315
Income taxes payable                                                  2,219,721
                                                                   ------------
    Total liabilities                                                35,208,974
                                                                   ============

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares authorized;
    1,500,000 shares of cumulative convertible Series A stock
    issued and outstanding(liquidation value of $2,250,000)
                                                                         15,000
Common stock, $.01 par value; 100,000,000 shares authorized;
    8,226,883  shares issued and outstanding                             82,269
Additional paid-in capital                                            5,733,710
Retained earnings                                                     4,981,603
Valuation allowance for securities available for sale                  (237,467)
Notes receivable for stock                                              (57,251)
                                                                   ------------
    Total stockholders' equity                                       10,517,864
                                                                   ------------
    Total liabilities and stockholders' equity                     $ 45,726,838
                                                                   ============

    The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Nine Months Ended June 30, 1997 and 1996
                                  (Unaudited)



                                                         1997         1996
                                                     ------------  -----------

    Gain on sale of loans and mortgage-backed
     securities                                      $ 10,498,745  $  4,098,255
    Net unrealized gain on valuation of
    investment Securities                              1,862,559            --
    Interest - loans                                      844,551       324,370
    Interest - investments                              1,634,379         3,524
    Loan servicing income                                 422,482       147,022
    Other income                                          168,722       102,102
                                                     ------------  ------------
           Total revenues                              15,431,438     4,675,273
                                                     ------------  ------------

Costs and Expenses:
    Salaries and employee benefits                      3,377,389     1,552,810
    Servicing costs                                       701,142       134,309
    Loan costs                                          1,175,582       201,402
    General and administrative                          2,649,577     1,138,223
    Occupancy                                             442,871       226,406
    Interest                                              923,895       279,705
                                                     ------------  ------------
           Total costs and expenses                     9,270,456     3,532,855
                                                     ------------  ------------

Income before income taxes                              6,160,982     1,142,418
Provision for income taxes                              2,161,778       330,000
                                                     ------------  ------------

           Net income                                $  3,999,204  $    812,418
                                                     ============  ============

Income (loss) per common and common equivalent share:
    Primary:
      Earnings (loss) per common share               $        .44  $      (.313)
                                                     ============  =============

      Weighted average number of common and common
        equivalent shares outstanding                   8,602,901     7,014,924
                                                     ============  =============

Fully Diluted:
      Earnings per common share                      $        .40
                                                     ------------
      Weighted average number of  fully diluted
        common shares outstanding                      10,106,157
                                                     ============

    The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                         1997         1996
                                                     ------------  -----------

Revenues:
    Gain on sale of loans and mortgage-backed
     securities                                      $  1,879,977  $  1,538,602
    Net unrealized gain on valuation of
    investment Securities                               1,434,584     --
    Interest - loans                                      150,135       149,457
    Interest - investments                                855,650         1,215
    Loan servicing income                               --               86,896
    Other income                                           70,010        27,590
                                                     ------------  ------------
           Total revenues                               4,390,356     1,803,760
                                                     ------------  ------------


Costs and Expenses:
    Salaries and employee benefits                      1,504,609       543,652
    Servicing costs                                       282,462        80,179
    Loan costs                                            367,031        86,601
    General and administrative                          1,336,403       392,251
    Occupancy                                             184,388        92,011
    Interest                                              391,845       112,190
                                                     ------------  ------------
           Total costs and expenses                     4,066,738     1,306,884
                                                     ------------  ------------

Income before income taxes                                323,618       496,876
Provision for income taxes                                113,266       330,000
                                                     ------------  ------------
           Net income                                $    210,352  $    166,876
                                                     ============  ============

Income (loss) per common and common equivalent share:
    Primary:
      Earnings (loss) per common share               $        .02  $      (.397)
                                                     ============  =============

      Weighted average number of common and common
        equivalent shares outstanding                   8,846,758     7,155,173
                                                     ============  =============

Fully Diluted:
      Earnings per common share                      $        .02
                                                     ============
      Weighted average number of  fully diluted
        common shares outstanding                      10,346,758
                                                     ============

    The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Nine Months Ended June 30, 1997 and 1996
                                  (Unaudited)


                                                                        1997                       1996
                                                                  ---------------             --------------
Cash flows from operating activities:
  Net income                                                      $     3,999,204             $       812,418
  Adjustments to reconcile net income to net cash
   Provided by (used in) operating activities:
Depreciation and amortization                                           1,127,536                     122,222
Deferred tax benefit                                                     (246,818)                        --
Provision for credit losses                                               775,000                      20,000
Gain on sales of loans and mortgage-backed securities                 (10,498,745)                 (4,098,255)
Unrealized gain from valuation of investment securities                (1,862,559)                         --
Proceeds from sales of loans and mortgage-backed securities            94,249,216                  68,630,165
Purchase and origination of loans                                    (115,157,183)                (68,110,468)
Change in operating assets and liabilities:
  Increase in cash deposits, restricted                                  (462,081)                   (295,065)
  Increase in accrued interest receivable                                (150,608)                    (22,043)
  Increase in prepaid and other assets                                   (764,664)                    (62,189)
  Increase in accrued expenses and other liabilities                    2,162,062                     913,430
                                                                  ---------------             ---------------
   Net cash used in operating activities                              (26,829,640)                 (2,089,785)
                                                                  ---------------             ---------------

Cash flows from investing activities:
  Purchase of furniture, fixtures and equipment                          (777,624)                   (257,239)
                                                                  ---------------             ---------------
Cash flows from financing activities:
  Increase in revolving lines of credit                                21,887,498                   1,245,797
  Increase in payable under securities loan agreements                  4,026,000                          --
  Proceeds from notes payable                                                  --                     200,000
  Payments on notes payable                                               (74,997)                   (150,000)
  Proceeds from exercise of Series A Warrants                           1,911,919                          --
  Proceeds from exercise of other Warrants                                 92,700                          --
  Proceeds from sale of preferred stock                                        --                   1,861,000
  Payments on capital lease obligations                                   (10,779)                    (24,183)
  Preferred stock dividends                                              (201,945)                         --
    Net cash provided by financing activities                          27,630,396                   3,132,614
                                                                  ---------------             ---------------

Increase in cash                                                           23,132                     785,590

Cash, beginning of period                                                 343,484                      25,716
                                                                  ---------------             ---------------

Cash, end of period                                               $       366,616             $       811,306
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


     EARNINGS (LOSS) PER SHARE
     -------------------------

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     EARNINGS (LOSS) PER SHARE, CONTINUED
     ------------------------------------

     Previously reported earnings per share for the three- and nine-month periods ended June 30, 1996, has been restated pursuant to newly publicized interpretations issued in March 1997 of existing accounting regulations. Net earnings used in the computation of earnings (loss) per share have been reduced by the intrinsic value of the beneficial conversion feature on preferred stock, which is defined as the difference between the conversion price and the market value of the common shares on the date of issuance. On June 18, 1996, the issuance date of the Preferred Stock, the market value of the Company's common stock was $3.50 per share. The conversion price of the Preferred Stock is $1.50 per share. The Preferred Stock was convertible into the Company's common stock at the date of issuance. Thus the intrinsic value of the beneficial conversion feature on the 1,500,000 shares of Preferred Stock, which amounts to $3,000,000 in total, has been deducted from net earnings available for common shareholders in the calculation of earnings (loss) per common share for the three- and nine-month periods ended June 30, 1996. Previously reported primary earnings per common share for such periods was $0.02 and $0.103, respectively.

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




                                                                     Carrying           Estimated Fair
                                                                      Value                 Value
                                                                ----------------      ----------------
Financial Assets:
   Cash (a)                                                     $        366,616       $       366,616
   Loans held for sale (b)                                             4,449,762             4,678,417
   Mortgage-backed securities (c)                                     21,746,641            21,746,641
   Interest-only strip  receivable (d)                                15,170,988            15,170,988
Financial Liabilities:
   Debt obligations (e)                                               30,108,282            30,108,282


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
                                                                      ==============

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


4.   ALLOWANCE FOR CREDIT LOSSES
     ---------------------------

     Changes in the allowance for credit losses for Loans consisted of the following:


             Balance at April 1, 1997                                $         642,805
             Provisions for credit losses                                      225,000
             Credit losses recovered                                             1,510
                                                                     -----------------
             Balance at June 30, 1997                                $         869,315
                                                                     =================
             Components of Allowance:
             Allowance for credit losses on Loans held for sale      $         250,000
             Allowance for credit losses on Loans sold                         619,315
                                                                     -----------------
                                                                     $         869,315
                                                                     =================


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
                                                                     =================


     The serviced Loan portfolio, which includes Loans sold to investors on a servicing retained basis and Loans retained by the Company, aggregated approximately $186,889,000 at June 30, 1997.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


6.   FURNITURE, FIXTURES AND EQUIPMENT
     ---------------------------------

     Furniture, fixtures and equipment consisted of the following at June 30, 1997:



                Furniture and fixtures                              $          388,044
                Equipment                                                      785,462
                Leasehold improvements                                          54,427
                Software cost                                                  410,257
                                                                    ------------------
                                                                             1,638,190
                Accumulated depreciation                                      (359,563)
                                                                    ------------------
                                                                    $        1,278,627
                                                                    ==================




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

     On November 8, 1996 the Company entered into a separate working capital line of credit (servicing collateralized) for $3,000,000 (increased to $5,000,000 effective January 1, 1997 and increased to $6,800,000 effective July 25, 1997) which matures January 31, 1998. The interest rate on the working capital line of credit is prime plus 2.25%.

     In connection with the above borrowings, the Company has agreed to certain financial covenants regarding tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


7.   REVOLVING LINES OF CREDIT, CONTINUED
     ------------------------------------

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

     The composition of the revolving lines of credit was as follows at June 30, 1997:


             Payable to financial institution, warehouse line                $      792,356
             Payable to Fannie Mae, funding facilities                           20,159,322
             Payable to financial institution, working capital line               5,000,000
                                                                             --------------
                                                                             $   25,951,678
                                                                             ==============

7.   PAYABLE UNDER SECURITIES LOAN AGREEMENTS
     ----------------------------------------

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

     The Series A Preferred Stock has a cumulative annual preferred dividend of $.18 per share, payable quarterly before any distribution to holders of Common Stock, with mandatory payment of dividends required for the first year after issue, and shares of Series A Preferred Stock are convertible at any time into Common Stock at a conversion rate, subject to certain

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


9.   PREFERRED STOCK, CONTINUED
     --------------------------

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


10.  INCOME TAXES
     ------------

     The provision (benefit) for income taxes for the three months ended June 30, 1997 is comprised of the following:



             Current:
               Federal                                                   $     158,152
               State                                                             8,314
                                                                         -------------
                                                                               166,466

             Deferred benefit                                                  (53,200)
                                                                         -------------
             Provision for income taxes                                  $     113,266
                                                                         =============

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED



10.  INCOME TAXES, CONTINUED
     -----------------------

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
                                                                       ==============


     The reconciliation between the income tax provision and the income tax expense using the Federal statutory rate for the three months ended June 30, 1997 is as follows:


            Federal tax at statutory rate of 34%                $   110,030
            State income taxes, net of federal tax benefit            3,236
                                                                -----------
            Total income tax provision                          $   113,266
                                                                ===========



11.  GAIN ON SALE OF LOANS
     ---------------------

     Gain on sale of Loans, as defined in Note 2, and the related cost is as follows for the three month period ended June 30, 1997 and 1996:

                                                                           1997                       1996
                                                                    ------------------          ------------------
          Gain on sale of Loans and Mortgage-backed securities      $        1,988,853          $        1,451,811
          Interest-only strip gain                                             635,896                     743,905
                                                                    ------------------          ------------------
                                                                             2,624,749                   2,195,716
          Premiums, net                                                       (742,751)                   (657,114)
          Transaction costs                                                     (2,021)                         --
                                                                    ------------------          ------------------
          Gain on sale of Loans and Mortgage-backed securities      $        1,879,977          $        1,538,602
                                                                    ==================          ==================

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

     The Company also leases certain office equipment under various capital leases. The economic substance of these leases is that the Company is financing the acquisition of the assets through the leases. Required minimum rental payments for the remaining terms of the leases are as follows:

          Years Ending                               Capital Leases                    Operating Leases
          ------------                              ---------------                  -------------------
            1997 remaining                          $         5,348                  $           116,369
            1998                                             30,708                              506,399
            1999                                             17,179                              506,042
            2000                                                 --                              505,487
            2001                                                 --                              385,389
           Less amount representing interest                 (5,973)                                  --
                                                    ---------------                  -------------------
                                                    $        47,262                  $         2,019,686
                                                    ===============                  ===================


     The Loans sold by the Company are sold with limited recourse. In the event that the borrower defaults on its first payment or the Company defaults on certain customary loan representations and warranties, the Company is committed to repurchase the Loan. Subject to the availability of FHA insurance in Home's reserve account as maintained by the FHA, the Company will submit a claim for 90% of the principal amount and certain interest and costs of such defaulted Loan to HUD under the Title I program after exhausting collection efforts as required under the program. The Company bears the loss for the remaining uninsured 10% portion of the Loan plus any uncovered interest and costs. See "Allowance for Credit Losses on Loans Sold" above.

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


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

15.  SEGMENT INFORMATION
     --------------------

     For the three month periods ended June 30, 1997 and 1996, Title I Loan origination and production (exclusive of paydowns and repurchases) is summarized as follows:

                                                      1997                                1996
                                          --------------------------         ----------------------------

          Source of Loan Production            Amount              %                     Amount               %
       -----------------------------      --------------      ---------            ----------------      ---------
         Correspondent Loans              $   29,948,043         88.4              $     21,995,430         85.2
         Dealer Loans                            365,475          1.1                     2,280,532          8.8
         Direct Loans                          3,562,866         10.5                     1,534,934          6.0
                                          ----------------      -------             -----------------      -------

                 Total Title I Loans      $   33,876,384          100                $   25,810,896          100
                                          ================      =======             =================      =======

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


15.  SEGMENT INFORMATION, CONTINUED
     -------------------------------

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


           Title I Loans Sold:
                                                                 1997                      1996
           --------------------------------------         -----------------         -----------------
             Servicing released                           $         678,900         $              --
             Servicing retained:
               Financial institutions                                    --                22,623,956
               Fannie Mae--Whole loan sales                         438,899                 3,573,462
               Fannie Mae--Mortgage-backed
               securities sold                                   12,172,337                        --
                                                          -----------------         -----------------
                                                                 12,611,236                26,197,418
                         Total Title I Loans Sold         $      13,290,136         $      26,197,418
                                                          =================         =================

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


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


                                                                  Three Months Ended
                                                  -----------------------------------------------------
                                                     Dec. 31                       1997
                                                               ----------------------------------------
         DELINQUENCY DATA:                             1996                Mar. 31            June 30
                                                  ------------        ---------------     -------------
         Delinquencies in Serviced Loan
          Portfolio
         (at period end):
         31-60 days ..........................            2.23%                 2.89%                3.26%
         61-90 days ..........................            1.21                  1.22                 1.36
         91 days and over.....................            1.88                  1.71                 2.00
                                                  ------------        --------------        -------------
                 Total                                    5.32%                 5.82%                6.62%
                                                  ============          ============        =============
       Serviced Loan Portfolio
         at period end (dollars in thousands)     $    126,194         $     158,259        $     186,889



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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


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

     The following table sets forth certain data regarding loans produced by the Company during the 1997 period and the 1996 period:


                                                                Nine Month Period
                                                                 Ended June 30,
                                                              1997               1996
                                                        ---------------      --------------
                Principal amount of loans:
                Correspondents:
                  Title I                                $    95,018,419       $   50,187,306

                  Conventional                                 6,172,986            2,268,771
                                                         ---------------       --------------
                    Total Correspondent                      101,191,405           52,456,077

                Dealers - Title I                              4,776,766           12,250,558

                Direct - Title I                               8,053,689            3,399,582
                                                         ---------------       --------------
                     Total                               $   114,021,860       $   68,106,217
                                                         ===============       ==============
                Number of loans:
                Correspondents:
                  Title I                                          4,062                2,260

                  Conventional                                       244                   92
                                                         ---------------       --------------

                    Total Correspondent                            4,306                2,352

                Dealers - Title I                                    372                  878

                Direct - Title I                                     467                  193
                                                         ---------------       --------------
                     Total                                         5,145                3,423
                                                         ===============       ==============



     Total revenues increased 230% to $15.4 million for the 1997 period from $4.7 million for the 1996 period. The increase was primarily the result of the increased volume of loans produced and a change in the manner in which the Company disposes of its loans, which during the 1997 period included the sale of the majority of its Title I Loans to Fannie Mae on a servicing retained basis.

     The following table sets forth the principal balance of loans sold and related gain on sale data for the 1997 period and the 1996 period:



                                                  Nine Month Period
                                                    Ended June 30,
                                                  1997              1996
                                        ------------------    ------------------
Principal amount of loans and
Mortgage-backed securities
 sold:
  Title I                               $       88,069,982    $       63,335,986
  Conventional                                   6,046,071             2,168,572
                                        ------------------    ------------------
   Total                                $       94,116,053    $       65,504,558
                                        ==================    ==================

Gain on sale of loans and  Mortgage-
  backed securities                     $        3,874,384    $        4,506,637
Interest-only strip gain                        10,159,897             1,132,852
                                         -----------------    ------------------
                                                14,034,281             5,639,489
Premiums, net                                   (3,524,819)           (1,541,234)
Transaction costs                                  (10,717)                   --
                                         -----------------    ------------------
Gain on sale of loans and  Mortgage-
   backed securities                     $      10,498,745    $        4,098,255
                                         =================    ==================
Gain on sale of loans and  Mortgage-
   backed securities as a percentage
   of principal balance of loans sold                11.15%                 6.25%




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

     On January 1, 1997, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities"--FASB Statement No. 125, became effective and established new accounting rules regarding the computation of gain on sale of loans and MBS. SFAS No. 125 requires certain reclassifications of the Company's balance sheet and statement of operations. As a result of adopting the statement, the Excess servicing receivable previously shown on the Balance Sheet as of December 31, 1996 has been renamed as Interest-only strip receivable, and classified as an "available for sale" security. In calendar 1997, the Interest-only strip receivables arising from sale of Loans and Mortgage-backed securities in calendar 1997 are classified as "trading" securities. The Company recorded as revenue a net unrealized gain of $483,424 on the valuation of the Interest-only strip receivable for Loans and Mortgage-backed securities sold during the nine months ended June 30, 1997.

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

     As a result of the foregoing, net income increased to $3,999,204 ($.44 per common share) for the 1997 period from $812,418 ($(.313) per common share) for the 1996 period.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     The Company's operations require continued access to financing sources.
The Company's primary operating cash requirements arise from the cost of loan originations and payments of operating expenses, interest and income taxes.
Loan originations are initially funded principally through the Company's warehouse lines of credit pending the sale of loans in the secondary market or pending the securitization of Mortgage-backed securities. Substantially all of the loans originated by the Company are sold. Net cash used in the Company's operating activities for the nine months ended June 30, 1997 and 1996 was approximately $26.8 million and $2.1 million, respectively. The net cash from the Company's operating activities resulted primarily from the proceeds from the sale of loans totaling $94.2 million and $68.6 million for the nine month periods ended June 30, 1997 and 1996, respectively.

     Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans or Mortgage-backed securities in the secondary market, are essential for the continuation of the Company's loan origination operations. At June 30, 1997, the Company had a $15 million warehouse line of credit with a commercial bank (the "Warehouse Line"). The Warehouse Line matures January 31, 1998. At June 30, 1997, approximately $0.8 million was outstanding under the Warehouse Line and $14.2 million was available. The Warehouse Line bears interest at the lower of prime plus 1.5% per year or the Federal funds rate plus 3.5% per year and is collateralized by loans pledged under the Warehouse Line. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth of $7.3 million. In addition, the Company maintains a $5.0 million working capital line of credit (the "Working Capital Line", increased to $6.8 million effective July 25, 1997) with the same lender, which is collateralized by a pledge of the Company's Interest-only strip receivable. The Working Capital Line has a 12-month revolving credit period, bears interest, payable monthly, at prime plus 2.25% per year, and requires the Company to maintain a minimum adjusted tangible net worth of $7.3 million. Borrowings under the Working Capital Line cannot exceed the lesser of (i) the book value of the Interest-only strip receivable or
(ii) 50% of the appraised value of the Interest-only strip receivable as determined by the lender. While the Company believes that it will be able to maintain its existing credit facilities and renew or obtain replacement financing as its credit arrangements mature and obtain additional financing for its operations, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits:

           Exhibit 10* Sixth Amendment to the Warehouse Loan Agreement, dated as of May 15, 1997, among the Company, Home, and Guaranty Federal Bank, F.S.B.

           Exhibit 27.1* Financial Data Schedule (Electronic Filing Only)


           Exhibit 27.2 Restated Financial Data Schedule for the nine months ended June 30, 1996 (Electronic Filing Only)

          __________

          *Filed with Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 1997, and incorporated herein by this reference.


     (b)  Reports on Form 8-K:      None.

                                   SIGNATURES




     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              HOMECAPITAL INVESTMENT CORPORATION
                              (Registrant)



Date:  August 27, 1997        By:             /s/ John W. Ballard
                              --------------------------------------------
                              JOHN W. BALLARD, President,
                              Chairman of the Board of
                              Directors and Chief Executive
                              Officer