Form 10KSB
period 1997-09-30
HOMECAPITAL INVESTMENT CORP
filed 1997-12-31
CIK 320545

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-KSB

                                   ---------
(Mark One)

     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the fiscal year ended September 30, 1997.

     [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from          to          .

                        Commission File Number: 0-9774

                      HOMECAPITAL INVESTMENT CORPORATION
                (Name of Small Business Issuer in Its Charter)


                NEVADA                                 95-3614463
    (State or Other Jurisdiction of                  (IRS Employer
    Incorporation or Organization)                   Identification No.)


       6836 AUSTIN CENTER BLVD.
              SUITE 280
            AUSTIN, TEXAS                                  78731
(Address of Principal Executive Offices)                 (Zip Code)


                                (512) 427-5200
               (Issuer's Telephone Number, Including Area Code)


        Securities registered under Section 12(b) of the Exchange Act:
                                     None

        Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock ($.01 par value)
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended September 30, 1997 were $23,968,818.

     As of December 15, 1997, there were 8,268,485 shares of Common Stock of the Registrant outstanding. The aggregate market value of the outstanding Common Stock of the Registrant held by non-affiliates on December 15, 1997, was $19,899,813 based upon the average bid and asked price of $5.063 per share on the Nasdaq SmallCap Market of the National Association of Securities Dealers, Inc. on December 15, 1997.

     The text of Items 9, 10, 11 and 12 of Part III of this Form 10-KSB incorporate by reference the corresponding information from the Proxy Statement of the Registrant on Schedule A pursuant to Rule 14a-101 to be filed with the Securities and Exchange Commission in connection with the 1998 annual meeting of stockholders of the Registrant.

     Transitional Small Business Disclosure Format (check one):  Yes [_] No [X].

     Exhibit Index appears on page 35.

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

          Home is a specialized consumer finance company organized in 1993 to originate, purchase, sell and service home improvement loans and other second mortgage loans secured by residential property. Home primarily finances Title I home improvement loans ("Title I Loans") and conventional consumer and home equity loans that may fund a variety of borrower needs ("Conventional Loans"). Loans originated or purchased by Home are financed through warehouse credit lines and then sold to the Federal National Mortgage Association ("Fannie Mae"), secondary market mortgage investors and other financial institutions or exchanged for Fannie Mae Mortgage-backed securities. Home originates and purchases its loans through two primary sources: wholesale (i.e., "Correspondent Loans"), and retail (i.e., "Direct Loans"). Home purchases Correspondent Loans through a national network of mortgage company loan correspondents ("Correspondents"). Home originates Direct Loans through direct mail solicitation of individual homeowners, through referrals from home improvement contractors, located principally in the Southwestern and Western regions of the United States, and through special marketing arrangements with home improvement supply and installation firms ("Corporate Alliances") to provide loans to customers of these firms.

          SIGNIFICANT EVENTS IN FISCAL 1997.    During fiscal 1997, the Company
completed several significant transactions and achieved several milestones. The most notable of those events are summarized as follows:

             . In July 1997, the Company received approval for listing of its Common Stock on the NASDAQ SmallCap Market;

             . On August 6, 1997, the Company, through its wholly-owned subsidiary Home, completed a bulk acquisition of approximately $15.9 million in principal amount of Title I Loans;

             . In September 1997, the Company received approval for listing of its Common Stock on the Pacific Exchange;

             . In September 1997, the Company and its affiliates completed their first securitization transaction with the private placement of $47 million of Asset Backed Bonds, Series 1997-1. The bonds were collateralized by $48 million of Fannie Mae Mortgage-backed securities.

             . For the 1997 fiscal year, the Company produced home improvement loans and other second mortgage loans totaling approximately $182 million, which was an increase of 81% over the 1996 fiscal year production of approximately $100 million.

             . In September 1997, the Company completed an amended warehouse line of credit facility and an amended working capital line of credit for increased commitments from its lender of up to $20,000,000 and $16,666,600, respectively; and

             . During fiscal 1997, the Company commenced participation in the Fannie Mae Title I Mortgage-backed securities program whereby the Company is allowed to swap Title I Loans to Fannie Mae for Mortgage-backed securities issued by Fannie Mae. These Mortgage-backed securities are accumulated and sold for cash or included in securitization transactions. In connection with these transactions, Fannie Mae has provided uncommitted funding facilities for the Title I Loans and the Mortgage-backed securities.

          Each of these accomplishments reflect the ongoing growth of the Company and its evolution from an originator of loans which were sold for cash with servicing released to a larger producer of Title I and conventional second mortgage loans which are sold for cash, sold with a retained interest, or converted to Mortgage-backed securities for inclusion in securitizations. The following discussions expand upon the Company's development and strategies in Loan Products, Loan Production, Loan Funding, Loan Sales and Disposition, Loan Underwriting and Loan Servicing.

          BUSINESS STRATEGY. The Company seeks to become a leading consumer finance company with particular emphasis on the home remodeling and home equity financing markets. The Company's primary strategy is to increase loan volume while maintaining overall loan credit quality. The Company's strategies include: (i) offering new loan products; (ii) expanding its existing network of Correspondents, Corporate Alliances and direct marketing sales offices; (iii) expanding its retail originations by utilizing direct sales marketing to generate leads in support of four retail branches; (iv) realizing operational efficiencies through economies of scale; (v) using loan sales to Fannie Mae and asset-backed securitizations to sell higher volumes of loans on more favorable terms; and (vi) pursuing community development lending opportunities with local and State units of government, housing finance agencies, and community based non-profit housing organizations. During fiscal 1997, the Company continued the sale of a significant volume of its Title I Loans to Fannie Mae.

          During fiscal 1997, the Company increased its origination of conventional second mortgage loans through utilization of a direct marketing sales office. The Company intends to expand the capabilities of that office in fiscal 1998. It is anticipated that through the utilization of direct marketing sales offices, the level of overall production will be increased and the proportion of conventional loans to Title I Loans will also increase.

          With the passage of home equity lending in Texas in November 1997, the Company expects to devote significant resources to this new market beginning early in 1998. With offices already established in Austin, Dallas, and Houston, the Company believes it is well positioned to participate in this new lending opportunity in Texas in 1998.

          The Company intends to consider additional bulk acquisitions of Title I Loans in fiscal 1998.

          However, loan production is subject to a number of economic and social risks, including consumer needs and trends, alternative and competitive financing sources, fluctuations in interest rates and the availability of funding sources. Therefore, there is no assurance that these objectives will be achieved.

          LOAN PRODUCTS. Home originates and purchases Title I and Conventional Loans which are typically secured by a second mortgage lien on a one-to-four-family residence. Home occasionally originates and purchases unsecured Title I Loans for its most creditworthy customers. Loans under Title I of the National Housing Act of 1934, administered by the U.S. Department of Housing and Urban Development ("HUD") are eligible to be insured by the Federal Housing Administration ("FHA") for 90% of the loan principal and certain other costs. Among other things, Title I provides a credit insurance program enabling homeowners to borrow 100% of home improvement costs up to $25,000 with a maximum term of 20 years on a single family unit. The holder of a Title I Loan has the risk of a potential loss of up to 10% of the principal balance plus certain expenses and a portion of the interest on the loan. However, the FHA insures the remaining 90% of the principal balance of each Title I Loan and certain other costs, provided that the loan was originated within HUD guidelines and the holder of the loan has maintained a loss reserve account required to be established with HUD. The borrowers of Title I Loans are typically classified as "A" through "D" credits, many of which typically have less access to alternative forms of consumer financing due to unfavorable credit experience, insufficient home equity, limited credit history or high levels of debt service. Because of the additional credit risk, Title I Loans originated or purchased by Home bear a higher interest rate than rates charged by financial institutions to consumers with better credit ratings, but may have lower monthly payments due to the longer term.

          For Title I Loans sold to Fannie Mae or Title I Loans exchanged with Fannie Mae for Mortgage-backed securities, Home pays a guaranty fee for Fannie Mae to assume the 10% uninsured portion under the FHA credit insurance programs. This feature of the Fannie Mae FHA Title I Loan Program assists in mitigating future loss exposure for the uninsured portion of the Title I Loans.

          In addition to Title I Loans, Home originates or purchases a variety of Conventional Loans for home improvement, combination home improvement and debt consolidation, equity recovery and tax lien refinancing. Conventional Loans are non-insured consumer loans and therefore generally require borrower equity. The borrower credit characteristics of Conventional Loans are similar to that of Title I Loans; however, Conventional Loans may be larger with shorter financing terms and slightly lower rates than Title I Loans. Generally, Home originates these loans under a pre-approval agreement and purchase commitment from an investor. Conventional Loans are sold with limited recourse. In the event that the borrower defaults on the first payment, the Company is committed to repurchase the loan.

          LOAN PRODUCTION.   Home originates loans principally through (i)
wholesale purchase transactions with regional Correspondent lenders, (ii) a network of independent home improvement contractors, (iii) direct mail solicitation of individual homeowners, (iv) Corporate Alliances with national home improvement supply and installation companies, and (v) participation in community development lending with state/local housing finance agencies.

          Correspondent Lending. The Company currently maintains a correspondent relationship with 207 Correspondents operating in 26 states. Loans generated by Correspondents ("Correspondent Loans") are originated, documented and closed by the Correspondent lenders, usually small mortgage companies, commercial banks or finance companies. These loans are pre-approved and priced by Home's underwriting staff and subsequently purchased by Home at a premium ranging from 2% to 9% depending on the coupon rate and maturity of the loans. The Company is seeking to expand and geographically diversify its Correspondent Loans by development of new Correspondent lender relationships through an on-going marketing campaign and through the addition of regional marketing managers in existing and new offices proposed for fiscal 1998.

          During fiscal 1997, the Company established 138 new correspondent, relationships and purchased loans from 160 Correspondents. As a percentage of total 1997 Title I Loan production, 31 Correspondents accounted for 82% of the Company's loans, including a bulk loan acquisition. Except for the single bulk loan acquisition in fiscal 1997, no Correspondent accounted for more than 10% of production, three Correspondents each accounted for 5% to 10% and an additional 12 Correspondents each accounted for 2% to 5% of total production of Title I Loans. Home is not required to establish offices and obtain territorial operating approval from HUD to originate Correspondent Loans, but can originate all such loans from its executive office.

          Home Improvement Contractor Lending. The Company originates either indirect or direct loans through its established network of home improvement contractors. Under HUD's indirect or "Dealer" program, the contractor is approved and supervised by Home. The "Dealer" facilitates the loan by taking the customer application, transmitting the application to Home for pre-approval, gathering the necessary loan stipulations from the borrower, performing the work on the property, and closing the loan transaction. When Home has verified that the remodeling project has been completed to the satisfaction of the borrower, Home funds the pre-approved loan at face or par value. Home receives any origination fees from the transaction. Home also funds loans on a direct basis for borrowers that have been referred by contractors. These "Direct Contractors" refer the customer to Home and perform the work on the homeowner's property. Home funds the loan proceeds, either payable directly to the customer or jointly to the customer and the contractor prior to the initiation of the home improvement work. Home receives any origination fee resulting from the transaction. See "Regulation" herein.

          Home is required to obtain territorial operating approval from HUD prior to funding indirect or direct Dealer home improvement loans. As of December 15, 1997, Home held HUD lending approval in 37 states. In addition to HUD approval, the origination of indirect and direct loans requires Home to be approved or exempt from approval by state lending authorities for loan origination in the respective states. As of December 15, 1997, Home was approved or exempt in 44 states and the District of Columbia, had submitted applications for lending authority in three states and anticipates applying in fiscal 1998 in an additional three states, one of which requires the establishment of an office in that state prior to application.

          Direct Mail Lending. Home also makes direct loans through direct mail solicitation. This effort is primarily conducted by the Company's Phoenix office by mailing to homeowners in three states. This effort generates Title I Loans, as well as Conventional Loans. The Company is seeking to expand this type of loan origination to eight states in the coming fiscal year.

          Corporate Alliance Lending. Home has originated three initial "Corporate Alliance" relationships with home improvement supply and installation companies. Under these relationships the various home improvement stores and installation franchisees facilitate loan originations by offering home improvement financing at the point of sale to their home improvement customers. Store personnel trained by the Company obtain loan applications that are processed by Home for Direct Loans to the customers. This method of origination has particular benefit for "installed sales" by which a customer makes an overall choice for a home improvement (such as a new kitchen, bathroom, windows or other particular home improvement), and the entire project is installed on a turnkey basis by the Corporate Alliance company. The Corporate Alliance company may benefit from increased sales by accessing financing, through Home, for its customers. The loan applications are underwritten, processed and closed as Direct Loans to the customers who utilize the loan proceeds in payment of the materials and services provided by the Corporate Alliance company.

          In November 1996, Home entered into a Corporate Alliance with Builders Square, Inc. This agreement provides for Home to market, on an exclusive basis, its loan products through Builders Square stores. The agreement provided for the initial implementation of Home's marketing efforts in a limited number of Builders Square stores during a test period of nine months. Effective May 31, 1997, Home and Builders Square agreed to an early conclusion of the test period and to proceed under the marketing agreement with a 3-year term and the implementation of Home's marketing efforts on a national basis to all of Builders Square's 162 stores. During calendar year 1997, Builders Square entered into a merger agreement with Hechinger's, a similar home improvement retail/wholesale firm based in the Washington, D.C. area. Home expects to consult with the new management of the merged entity during the first quarter of calendar year 1998 to expand it marketing effort to the 271 stores represented in the merger of these two retailers.

          Community Development Lending. Home has pursued use of the Title I Loan as the basis for public/private partnership opportunities with local units of government, state governments, housing finance agencies, and community based non-profit housing providers. The use of the Title I Loan in conjunction with subsidy dollars from HUD allows affordable payments for low and moderate income homeowners. The Company has entered into a pilot project for development of this type of loan product with the Texas State Affordable Housing Corporation, a non-profit mortgage subsidiary of the Texas Department of Housing and Community Affairs. The Company plans geographic diversification of this type of lending program in the next fiscal year through a network of Fannie Mae Partnership Offices throughout the nation. This effort will target rural as well as inner city underserved credit need areas.

          The following table sets forth a summary of Title I Loan production for the fiscal years ended September 30, 1997 and 1996:

                                                       Title I Loans Funded
                                                      (dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------------
                                                                      1997                                                    1996
                            -----------------------------------------------------------------------------------------        -------
                                                                                                             % of             % of
                            Correspondent        Dealer              Direct             Total               Total             Total
State of Origination          Loans (1)          Loans               Loans              Loans               Loans             Loans
--------------------        -------------       ------              --------           --------            -------           -------
Alabama                     $     17            $                   $                  $     17                 *                  -

Arizona                          831                 4                 1,813              2,648               1.8%                 *

Arkansas                                            61                   169                230                 *                  *

California                   101,364                18                 2,758            104,140              70.7%             67.3%

Colorado                         773                 8                    19                800                 *                  *

Florida                       16,136                 4                   265             16,405              11.1%              4.0%

Georgia                          138                 4                   593                735                 *                  *

Hawaii                            88                                                         88                 *                  *

Idaho                             25                10                                       35                 *                  *

Illinois                       1,315                                      62              1,377                 *                  *

Indiana                                                                   20                 20                 *                  -

Kansas                                               5                     3                  8                 *                  -

Kentucky                                                                  81                 81                 *                  -

Louisiana                                           37                    46                 83                 *                  *

Maryland                         362                                                        362                 *                  -

Michigan                          25                                      98                123                 *                  -

Missouri                          15                                      52                 67                 *                  -

Mississippi                                                               14                 14                 *                  -

Montana                           42                                                         42                 *                  -

Nevada                         2,442                                      98              2,540               1.7%              4.3%

New Jersey                       138                                                        138                 *                  *

New Mexico                       153                                      49                202                 *                  *

New York                       1,744                                                      1,744               1.2%              2.3%

North Carolina                   565                                                        565                 *                  *

Ohio                             209                52                                      261                 *                  *

Oklahoma                         185               327                   382                894                 *                  *

Oregon                           103                                       4                107                 *                  *

Pennsylvania                      65                80                   985              1,130                 *                  -

South Dakota                                                               4                  4                 *                  -

Texas                          2,848             4,273                 4,415             11,536               7.8%             17.9%

Utah                             344                                                        344                 *                  *

Virginia                         100                                       8                108                 *                  -

Washington                       351                                                        351                 *                  *

Wisconsin                                                                 16                 16                 *                  -

Wyoming                                                                   25                 25                 *                  -
                            --------            ------              --------           --------            -------           -------
Total Title I Loans         $130,376            $4,883              $ 11,979           $147,240            100.00%           100.00%
                            ========            ======              ========           ========            =======           =======

__________________
*Less than one percent.
(1) Excludes bulk purchase of $15.9 million

          In addition to Title I Loan production, total Conventional Loan production in fiscal 1997 of $18,718,072 was originated as follows: $6,240,502 in Arizona; $1,658,900 in Georgia; and $7,748,800 in Pennsylvania. Conventional Loan production increased from $3,105,374 in fiscal 1996 to $18,718,072 in fiscal 1997, with substantially all of the fiscal 1997 production coming from the direct marketing sales office in Arizona. The Company intends to continue the emphasis on Conventional Loans in fiscal 1998.

          LOAN FUNDING. Home funds its origination and purchase of loans through a commercial bank credit line or through an arrangement with Fannie Mae, until loans in sufficient aggregate dollar amounts have been accumulated for sale to Fannie Mae or to the secondary market. Presently, Home funds its borrowings under a Warehouse Loan Agreement with Guaranty Federal Bank, F.S.B. ("Guaranty Bank") that allows borrowings of up to a maximum of $20,000,000 secured by loans having a face amount equal to approximately 98% of the purchase price of each loan, up to 100% of the principal balance of each Title I Loan it originates. Up to $10,000,000 of the Guaranty Bank line may be used for Conventional Loans. The advance rate for Conventional Loans is equal to approximately 97% of the purchase price of each loan. Advances under the loan agreement bear interest at the Federal Funds Rate plus three percent per annum, payable monthly. This warehouse credit line expires June 30, 1998. Home expects, however, that it will be reviewed upon substantially the same terms by Guaranty Bank. In the event that the credit facility is not extended, and Home is unsuccessful in obtaining a comparable warehouse facility, the ability of Home to purchase and originate loans would be significantly impaired.

          As part of the arrangement with Fannie Mae to exchange Title I Loans for Mortgage-backed securities, Fannie Mae has provided short-term warehouse funding to Home, on an uncommitted basis, for Title I Loans and Mortgage-backed securities exchanged for such Title I Loans. Generally the funding facilities require repayment with a cost of funds based on a 30 day LIBOR rate plus 30 to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities. At September 30, 1997, the principal amount of the Company's obligations to Fannie Mae under these funding facilities was approximately $7.7 million for Mortgage-backed securities that have been issued by Fannie Mae and registered under the Federal Reserve book entry system and was approximately $14.9 million for Mortgage-backed securities that have been issued with Fannie Mae but not registered under the Federal Reserve book entry system. These repayment obligations of the Company are secured by Mortgage-backed securities with a fair value of approximately $23.3 million at September 30, 1997. Fannie Mae also has provided warehouse funding to the Company for its Title I Loans held for sale. At September 30, 1997, the principal amount of the Company's obligations under this funding facility was approximately $4.9 million for Title I Loans delivered and available for sale to Fannie Mae.

          Home will continue to seek to increase its warehouse credit line or secure additional warehouse credit lines, so that it will be able to finance increased loan production. No assurance can be given that the necessary warehouse lines will be obtained.

          LOAN SALES AND DISPOSITION. Until October 1995, the Company's principal source of liquidity was the sale of whole loans on a servicing released basis. While this enabled the Company to meet its operating cash requirements, it limited the Company's growth potential and the revenue generated from its loan originations. To remedy this situation, the Company embarked on a strategy in fiscal 1996 that enabled the Company to retain the excess interest spread from its loan originations and to consider other disposition strategies for its loan production, such as sales to Fannie Mae under the Title I Loan program and the securitized sale of loan pools in the secondary market. The Company was approved as a Seller/Servicer under the Fannie Mae Title I Loan purchase program in March 1996 and expanded its warehouse financing and raised additional capital in fiscal 1996 to support loan sales to Fannie Mae.

         In March 1997, the Company began selling Title I Loans to Fannie Mae under the Fannie Mae Title I Mortgage-backed securities program. Under the program, the Company exchanged its Title I Loans for Mortgage-backed securities and simultaneously sold these Mortgage-backed securities for a premium through Fannie Mae. In addition to the cash premium on sale, the Company also recorded an Interest-only strip receivable derived from the excess interest spread that ranged from 125 basis points to 250 basis points. While these "swap and sell" transactions generated cash proceeds that in certain instances may be sufficient to satisfy the current liquidity demands for the Company, these transactions also generate current tax liability for federal income tax purposes attributable to the net gain recognized from the sale of the related Title I Loans.

          In May 1997, the Company modified its disposition strategy in anticipation of a securitization of the Fannie Mae Mortgage-backed securities. Rather than "swap and sell" transactions, the Company began to exchange its Title I Loans for Fannie Mae Mortgage-backed securities and to hold the Mortgage-backed securities for future securitization in "swap and hold" transactions. The Company planned to securitize the majority of its Fannie Mae Mortgage-backed securities in a transaction that would not be treated as a sale for federal income tax purposes, and, therefore, would cause the deferral of federal and state income tax liabilities, until the cash interest income attributable to the retained interest in the Mortgage-backed securities is received over the term of the securitization transaction.

          During the fourth quarter of fiscal 1997, the Company completed its first securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I, a Delaware business trust organized by Home, issued and sold $47,154,000 of Asset Backed Bonds at 7.335% directly to an investor. The Bonds are collateralized by $48,116,652 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.25%. The Company retained a residual interest from the securitization which entitles it to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as to any remaining balances in the Mortgage-backed securities after the Bonds are paid in full. In addition, the Company earns an interest spread from the FHA Title I Loans underlying these Mortgage-backed securities. At September 30, 1997, Mortgage-backed securities with a fair value of approximately $23.3 million are being held primarily for future securitizations.

          During the first quarter of fiscal 1998, the Company completed its second securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I issued and sold $39,193,258 of Asset Backed Bonds at 7.261% directly to an investor. The Bonds are collateralized by $39,589,150 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.24%. The Company retained the residual interest from the securitization and is entitled to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as any remaining Mortgage-backed securities after the Bonds are paid in full. In addition, the Company earns an interest spread from the FHA Title I Loans underlying these Mortgage-backed securities. Also during the first quarter of fiscal year 1998, the Company sold $6.9 million of Fannie Mae Mortgage-backed securities with an average interest rate of approximately 9.7% for total sales proceeds of approximately $7.5 million.

          In summary, the Company disposes of its funded Title I Loans by whole loan cash sales to investors, servicing released, whole loan sales to Fannie Mae, servicing retained, and conversion of loans to Mortgage-backed securities for securitization or for sale for cash. Conventional loans are sold servicing released to specific investors for cash.

          LOAN UNDERWRITING. With respect to the Title I Loans, the underwriting standards of the Company generally place a greater emphasis on the creditworthiness of the borrower than on the underlying collateral in evaluating the likelihood that a borrower will be able to repay a Title I Loan. In general, the Title I Loans originated or purchased by the Company will have been made to borrowers that typically have limited access to consumer financing for a variety of reasons, such as high levels of debt service-to-income, unfavorable past credit experience, insufficient home equity value, lower income or a limited credit history. The Company uses its own credit evaluation criteria to classify the borrowers of loans by risk class as "A" through "D" grade credits. These criteria include, as a significant component, the credit evaluation score methodology (the "FICO Score") developed by Fair, Isaac and Company, a consulting firm specializing in creating default predictive models through scoring mechanisms. Additional criteria include the borrower's debt-to-income ratio, mortgage credit history, consumer credit history, bankruptcies, foreclosures, notice of defaults, deeds in lieu of foreclosure and repossessions.

          The Company's underwriting and credit policies include a number of guidelines to assist underwriters in the credit review and decision process. These underwriting guidelines provide for the evaluation of a loan applicant's creditworthiness through the use of a consumer credit report, verification of employment and a review of the debt service-to-income ratio of the applicant. Income is verified through various means, including without limitation loan applicant interview, written verifications with employers, review of pay stubs or tax returns. The borrower must demonstrate sufficient levels of disposable income to satisfy debt repayment requirements.

          In response to changes and developments in the consumer finance area and the secondary mortgage market, the Company's underwriting requirements for certain types of Title I Loans may change from time to time, which in certain instances may result in more stringent, and in other instances less stringent, underwriting requirements. Depending upon when and the manner in which the Title I Loans were produced by the Company, such Title I Loans may have been originated or purchased by the Company under different underwriting requirements, and, accordingly, certain Title I Loans may be of a different credit quality and have different loan characteristics from other Title I Loans. Furthermore, to the extent that certain Title I Loans were originated or purchased by the Company under less stringent underwriting requirements, such Title I Loans may be more likely to experience higher rates of delinquencies, defaults and losses than those Title I Loans originated or purchased under more stringent underwriting requirements.

          LOAN SERVICING. Home initiated Title I Loan servicing in October 1995. In March 1996, Home was approved as a Seller/Servicer by Fannie Mae and initiated Title I Loan sales to Fannie Mae in June 1996. At September 30, 1997, Home had a total loan servicing portfolio of approximately $234,748,000 of which $174,265,000 was serviced for Fannie Mae and $60,483,000 for others. It is the Company's strategy to retain interest-only residuals from future loan sales which, accordingly, are expected to become an increasingly larger component of earnings.

          During fiscal 1997, the loan servicing portfolio increased by 153% from $92,743,000 at September 30, 1996, to $234,748,000 at September 30, 1997.
The Company expects to increase the size of its servicing portfolio through continuing increases in its loan production and loan sales, servicing retained.

          The Company is a servicer of Title I Loans, including all of the Title I Loans underlying Mortgage-backed securities created with Fannie Mae. As the servicer, the Company is required to service the Title I Loans in conformity with the applicable requirements and guidelines in the Fannie Mae Servicer Guide, including the requirement that the Company remit on the Mortgage-backed securities, the scheduled principal and interest payments and actual principal and interest payments on Title I Loans, together with any principal prepayments. The collection and remittance of scheduled loan payments on Title I Loans is subject to various risks from the related borrowers, including without limitation, the risk that a borrower will not satisfy the debt service payments, including payments of interest and principal on the loan, and that the realizable value of the related mortgaged property will not be sufficient to repay the outstanding interest and principal owed on the loan. If the Company fails to service its Title I Loans in conformity with the Fannie Mae Servicer Guide, then Fannie Mae will have the right to terminate the Company's servicing rights and transfer the servicing for these loans to another eligible servicer. With respect to the Title I Loans underlying the Mortgage-backed securities, the Company is entitled to receive an excess interest spread of at least 1.25% (125 basis points), but not more than 2.50% (250 basis points). Home has subcontracted most of its servicing functions for the Title I Loans to third parties who perform these functions for negotiated fees.

          Since June 1996, the Company has substantially increased the volume of the Title I Loans that it services. The Company has limited historical data with respect to the delinquency, default and prepayment experience of the Title I Loans included in its loan servicing portfolio. Accordingly, the delinquency experience set forth below may not be indicative of the future performance of the Title I Loans.

          As of September 30, 1997, the aggregate outstanding principal balance of all Title I Loans serviced by HOME totaled approximately $234,748,000, representing 11,363 loans. The delinquency experience of the Company's loan servicing portfolio at the respective dates is set forth below.

                                                                                1997
                                                Dec. 31     -------------------------------------------
DELINQUENCY DATA:                                 1996         March 31       June 30      September 30
                                                --------    -------------------------------------------
Delinquencies in Serviced Loan Portfolio
     (At period end):
     31-60 days............................       2.23%           2.89%         3.26%           5.52%
     61-90 days............................       1.21            1.22          1.36            2.58
     91 days and over......................       1.88            1.71          2.00            4.67
                                                  ----            ----          ----           -----
     Total                                        5.32%           5.82%         6.62%          12.77%
                                                  ====            ====          ====           =====
Serviced Loan Portfolio
at period end (dollars in thousands)           $126,194        $158,259      $186,889        $234,748

          The above delinquency data excludes loans that were pending the submission of claims for reimbursement under the FHA Title I program, which at September 30, 1997 included 361 loans with a principal balance of $7,826,900. The Company calculates its delinquency rates by dividing the amount of delinquent loans included in the loan servicing portfolio by the aggregate outstanding principal of the loans in the servicing portfolio. The calculation excludes the pending claims from the numerator and denominator.

          Because the Company has been producing increasing volumes of new Title I Loans that, due to their lack of seasoning, tend to have lower delinquency, default and prepayment rates, the Company's overall delinquency, default and prepayment rates may have remained lower than otherwise would have been experienced with a static loan servicing portfolio. Because delinquencies and defaults typically occur months or years after a loan is originated, data relating to delinquencies and defaults as a percentage of the current loan servicing portfolio can underestimate the risk of future delinquencies and defaults. There is no assurance that the delinquency, default and prepayment experience with respect to the Title I Loans will be comparable to the previous experience for the loans serviced by the Company (including the delinquency rates set forth above) or for the same type of loans serviced by any other finance company. In addition, the rate of delinquencies and defaults with respect to the Title I Loans will be affected by, among other things, interest rate fluctuations and general and regional economic conditions.

          Since the initiation of Title I Loan servicing in October 1995, the Company has subcontracted with a non-affiliated company to provide all servicing related activities such as payment collection and processing, investor reporting, FHA claims filing administration, and workmanship complaint monitoring. During fiscal 1997, the Company experienced an increase in delinquencies of its loan portfolio, particularly in the fourth quarter, and effective December 1, 1997, the Title I Loan servicing portfolio was transferred to a new subservicer in an effort to improve the payment processing and delinquent collection functions of its loans. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Summary."

          MARKETS. The principal market for Home is the large and highly fragmented home remodeling industry. According to the National Association of Home Builders, the industry is expected to grow to approximately $181 billion in the year 2000. Total loans insured under Title I aggregated approximately $1.396 billion during the last HUD fiscal year. The home improvement market is directly affected by the number of people choosing to purchase existing rather than new homes. Currently, in excess of 80% of home purchases nationally are of existing homes. This trend, together with the overall aging of the national housing stock, among other factors, has contributed to substantial growth in the home improvement lending market in recent years.

          COMPETITION. Home competes with numerous well-known and established companies in the consumer finance market with vastly greater capital resources, more established loan production and marketing staffs, and better access to capital markets. However, by focusing primarily on home improvement loans to individuals who cannot qualify for traditional financing, Home believes that it will be able to enhance its position in the market place. Competition for Correspondent Loans is primarily a function of price, available products and service. The Company believes that it will be able to expand its Correspondent Loan business by increasing the number of Correspondent lenders through automated loan documentation preparation services and "on-line" access to the Company's loan approval process. Home will also continue to pursue lending opportunities through Direct Loans from home improvement contractors, corporate alliances, and community development lending. Through both Correspondents and Contractors the Company will offer Title I and Conventional Loan products.

          REGULATION. All aspects of the operations of Home are subject to federal and state government regulation, supervision and licensing, including without limitation, loan origination, credit activity, interest rates and finance charges, disclosure to customers, the terms of secured transactions and the collection and handling of defaulted loans. Home is an approved lender under the Federal Housing Administration's Title I and Title II Programs. These approvals are evidenced by the Company's Contract of Insurance issued by FHA, which qualifies the Company for the origination, purchase and servicing of Title I Property Improvement loans and Title I Manufactured Housing loans. Even though Home has not chosen to do so as of yet, the Company is approved to originate and service home purchase and purchase/rehab loans under the Title II Program. Additionally, each of the Correspondents approved by Home must be sponsored by the Company and approved by HUD to participate in FHA programs. Each contractor that is approved by Home on an indirect basis must go through an approval process specified by federal regulation and supervised on a continuing basis by the Company.

          Home is required to be licensed to conduct business in each state in which it originates loans. As of December 15, 1997, Home was approved to do business in 45 states.

          In addition to state lending requirements, Home also operates under laws and regulations such as the Truth In Lending Act, the Real Estate Settlement Procedures Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the Fair Credit Reporting Act, and the Fair Debt Collection Act.

          All of the laws and regulations applicable to the Company are subject to frequent amendment and change. There can be no assurance that these laws, rules and regulations will not be amended or changed, or other laws, rules and regulations will not be adopted in the future in a form that could make compliance much more difficult or expensive, restrict Home's ability to originate, broker, purchase or sell loans, further limit or restrict the amount of commissions, interest or other charges earned on loans originated, brokered, purchased or sold by Home or otherwise affect the business or prospects of the Company. In particular, the ability of Home to participate in the Title I Loan program is dependent upon the continuation of the Title I program in substantially its present form. Should the Title I program be suspended, discontinued or substantially altered as a result of actions by the Congress of the United States of the Administration, the ability of Home to participate in Title I Loans could be substantially and adversely affected.

          The Administration of the U.S. Department of Housing and Urban Development proposed a change to the "Dealer" portion of the Title I program. The proposed change would eliminate the indirect origination and funding of loans through contractors. This proposal would not affect direct loan fundings under the program. Home has very little loan volume from the "dealer/indirect" loan program. Additionally, HUD has not continued with implementation of the "dealer rule" and gives no indication of pursuing the effort to change the "dealer/indirect" portion of the Title I program. Home believes the proposed rule, if eventually implemented, would have no material adverse effect on its ability to originate loans on a Correspondent or Direct basis.

          FACILITIES AND EMPLOYEES. Home operates out of leased facilities in its 12 branch offices and its home and executive offices at 6836 Austin Center Blvd., Suite 280 in Austin, Texas 78731, telephone (512) 427-5200 and telefax
(512) 795-9815, which are shared with the Company. At December 15, 1997, Home had 112 full-time employees, 2 part-time employees and 27 commissioned loan officers. None of Home's employees is a member of a labor union, and the Company believes that Home's relationships with its employees are good. The Company has no full time employees, and the various executive and administrative functions are performed on a part time basis by its directors and the employees of Home.

ITEM 2.   DESCRIPTION OF PROPERTIES.

          The Company maintains its offices jointly with Home in leased space at 6836 Austin Center Blvd., Suite 280, Austin, Texas 78731. Home also leases space for its 13 branch offices. The Company believes that its office facilities are suitable and adequate for its current needs and that additional space is available for future expansion.

ITEM 3.   LEGAL PROCEEDINGS.

          Except for routine litigation that is incidental to its business (none of which is material), the Company is not a party to, nor is any of its property subject to, any material pending legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual meeting of stockholders of the Company was duly called and held on September 25, 1997 ("1997 Annual Meeting"). In connection with the Annual Meeting, the Company filed and distributed to its stockholders a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (the "1997 Proxy Statement"). The following matters were voted upon at the Annual Meeting:

          (a) The election of the following persons to serve on the Board of Directors of the Company: John W. Ballard, E. Jeff Bomer, J. Rolfe Johnson, Larry D. Meyers, Robert R. Neyland, Peter A. Pyhrr and Walter W. Stoepplewerth.

          (b) The approval of an amendment to the HomeCapital Investment Corporation 1996 Stock Option Plan ("Stock Option Plan") to increase from 500,000 to 1,000,000 the number of shares of Common Stock that may be issued upon exercise of options granted under the Stock Option Plan.

          (c) The approval of the HomeCapital Investment Corporation Non-Employee Director Compensation Plan ("Director Plan") providing a $10,000 annual retainer and $1,000 per meeting cash compensation, and an option to purchase 15,000 shares of Common Stock upon initial election as a director and an additional option to purchase 3,000 shares of Common Stock upon reelection as a director for each non-employee director of the Company and Home. All stock options under the Director Plan are exerciseable at the market price of the Common Stock on the date of grant and vest 20% per year.

          (d) The approval of an amendment to the Articles of Incorporation of the Company to adopt a provision eliminating the personal liability of directors and officers to the Company and its stockholders under certain circumstances in accordance with the corporate law of Nevada.

          (e) The approval of an amendment to the By-Laws of the Company to provide for indemnification of officers, directors and other agents of the Company and its subsidiaries against certain litigation costs under certain circumstances.

          (f) The ratification of the appointment of Coopers & Lybrand L.L.P. as independent accountants and auditors of the Company for the 1997 fiscal year.

          Each of the nominees was elected to the Board of Directors, and each of the other propositions was approved and passed by the necessary vote at the 1997 Annual Meeting. The following table sets forth the number of votes cast for, against or withheld, and abstentions and broker non-votes in the election of each director and each of the other propositions:


                                                    For          Against        Abstain/1/
Directors
     Mr. Ballard                                   7,682,591        __             1,490,227
     Mr. Bomer                                     7,686,218        __             1,486,600
     Mr. Johnson                                   7,361,516        __             1,810,653
     Mr. Meyers                                    7,686,217        __             1,489,934
     Mr. Neyland                                   7,686,218        __             1,486,600
     Mr. Pyhrr                                     7,682,591        __             1,490,227
     Mr. Stoeppelwerth                             7,686,217        __             1,486,601

Stock Option Plan                                  6,148,883       2,153,700       42,967/2/

Director Plan                                      7,139,970       2,131,359           4,746

Articles Amendment                                 7,462,160       1,680,825         133,090

By-Laws Amendment                                  7,419,723       1,810,053       46,300/2/

Accountants                                        9,272,328               8           3,739

-----------------------------
/1/ Votes withheld in Election of Directors
/2/ Includes 41,556 broker non-votes

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a) Market Information. Prior to December 8, 1994, there was no active public trading market in the Company's Common Stock. The Company's Common Stock was listed and began trading on the NASDAQ Bulletin Board on December 8, 1994 under the symbol ADRM. Effective November 29, 1994, the Company changed its name to HomeCapital Investment Corporation, and the Company's trading symbol was changed to HCAP on December 20, 1994. The Company's Common Stock were approved for listing on the NASDAQ SmallCap Market and began trading on this market on July 17, 1997. On September 18, 1997, the Common Stock of the Company was also listed for trading on the Pacific Exchange under the symbol HCI.

          The following tables set forth the range of high and low bid prices per share for the Company's Common Stock for the periods indicated as reported by the National Association of Securities Dealers, Inc. ("NASD"). The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        Year ended September 30, 1996                 High                Low
                                                      ----                ---
           First Quarter                            $ 1.13               $0.65
           Second Quarter                             3.69                1.13
           Third Quarter                              4.38                3.38
           Fourth Quarter                             5.75                3.63


        Year ended September 30, 1997                 High                Low
                                                      ----                ---
           First Quarter                            $ 8.25               $5.00
           Second Quarter                            13.25                7.25
           Third Quarter                             11.25                8.00
           Fourth Quarter                            9.375                6.50


     On December 15, 1997, the bid price per share for the Company's Common Stock as reported by the NASD was $4.625.

          (b) Stockholders. As of December 15, 1997, the approximate number of holders of record of the Company's Common Stock was 985, not including beneficial holders of shares held in street name.

          (c) Dividends. The Company has never paid a cash dividend on its Common Stock. It is not anticipated that any cash dividends will be paid in the near future. Pursuant to the terms of the Company's Series A Preferred Stock, no dividends may be paid on the Common

Stock until all accrued dividends on the Series A Preferred Stock have been paid or funds set aside therefor. At September 30, 1997, the Company had accrued and unpaid dividends on its Series A Preferred Stock of $76,932. During fiscal 1997, cash dividends totaling $270,000 were paid on the Series A Preferred Stock. Certain covenants contained in the Company's loan agreements also restrict the payment of dividends on the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements, including the notes thereto, contained elsewhere herein.

SUMMARY

          The Company, through its operating subsidiary, Home, is a specialized consumer finance company. Home was organized in 1993 to originate, purchase, sell and service home improvement loans and other second mortgage loans secured by residential property. Home primarily finances Title I home improvement loans and conventional consumer and home equity loans that fund a variety of borrower needs. Loans originated or purchased by Home are financed through warehouse credit lines and then sold to or exchanged with Fannie Mae, secondary market mortgage investors and other financial institutions or exchanged for Mortgage-backed securities. Home originates and purchases its loans through two primary sources: wholesale (i.e. "Correspondent Loans"), and retail (i.e. "Direct Loans"). Home purchases Correspondent Loans through a national network of mortgage loan correspondents ("Correspondents"). Home originates Direct Loans through direct mail solicitation of individual homeowners, through referrals from home improvement contractors, located principally in the Southwestern and Western regions of the United States, and through special marketing efforts such as Corporate Alliances and Community Development initiatives.

          During the fiscal year ended September 30, 1997, the Company originated or purchased in excess of $181,800,000 in loans, resulting in net income of $5,178,737 on revenues of $23,968,818. The Company experienced negative cash flow from operations of approximately $40.7 million during fiscal 1997 principally due to retaining interest-only strip receivables on the sale of loans and Mortgage-backed securities and retaining a residual interest of $962,652 in a securitization transaction. However, the Company expects to continue funding its increased loan production and operational needs by obtaining additional financing through continued asset-backed securitization transactions and increased warehouse lines of credit and working capital lines of credit.

          The Company recognizes revenue primarily from the gain on sale of loans and Mortgage-backed securities, net unrealized gain on valuation of investment securities, loan interest income, and investment interest income. Prior to October 1995, the Company sold all of its loans held for sale on a servicing released basis. In October 1995, the Company commenced selling the majority of its loan production to its then warehouse lender on a servicing retained basis. Subsequently, the Company was approved as a Seller/Servicer with Fannie Mae to sell

Title I Loans to Fannie Mae, and in June 1996, began selling the majority of its Title I Loans to Fannie Mae for cash on a servicing retained basis. In March 1997, the Company began exchanging the majority of its Title I Loans for Fannie Mae Mortgage-backed securities and, until May 1997, the Company simultaneously sold these Mortgage-backed securities through Fannie Mae to secondary market investors. In May 1997, the Company began to retain these Fannie Mae Mortgage-backed securities for planned securitization transactions.

          During the fourth quarter of fiscal 1997, the Company completed its first securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I, a Delaware business trust, issued and sold $47,154,000 of Asset Backed Bonds, Series 1997-1, at 7.335% directly to an investor. The Bonds are collateralized by $48,116,652 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.25%. The Company retained and recorded an interest-only strip receivable from the securitization which entitles it to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as a residual interest that entitles it to any remaining balances in the Mortgage-backed securities after the Bonds are paid in full. In addition, the Company recorded an interest-only strip receivable from the excess servicing fee interest spread from the Title I Loans underlying these Mortgage-backed securities.

          The following is a summary of Title I Loans and Mortgage-backed securities sold or created during the fiscal years ended September 30, 1997 and 1996:

       Title I Loans Sold:                                 1997                 1996
       ------------------------------------------------------------         -------------

       Servicing released                             $   5,215,068         $   3,411,890
       Servicing retained:
         Financial institutions                                                61,318,895
         Fannie Mae - Whole loan sales                   57,349,489            29,711,453
         Fannie Mae - Mortgage-backed
          securities sold                                26,988,493            --
         Fannie Mae - Loans exchanged
          for Mortgage-backed securities                 21,021,928            --
       Asset-backed Securitizations                      48,116,662            --
                                                      -------------         -------------
                                                        153,476,572            91,030,348
                                                      -------------         -------------
             Total Title I Loans Sold                 $ 158,691,640         $  94,442,238
                                                      =============         =============

          Gain on sale of loans and Mortgage-backed securities are recognized upon the sale of loans or Mortgage-backed securities to investors. Loans are deemed not to have been sold if they have been exchanged for Fannie Mae Mortgage-backed securities, which have been retained by the Company. The gain on sale of loans and Mortgage-backed securities is calculated based upon the difference between the net proceeds from the sale, including the value of an Interest-only strip receivable derived from the excess interest spread on the loans, and the allocated carrying values of loans or Mortgage-backed securities sold. The allocated carrying values are based upon the relative fair value of loans or Mortgage-backed securities sold and the Interest-only strip receivables.

          Net unrealized gain on valuation of investment securities includes the unrealized gain on the outstanding Fannie Mae Mortgage-backed securities and Interest-only strip receivables that are classified as trading securities. The unrealized gain on Mortgage-backed securities and Interest-only strip receivables represents the excess of fair value over the net carrying value of the securities. The fair value of the Mortgage-backed securities is determined based upon independent market quotes. The fair value of the Interest-only strip receivables is calculated based upon the present value of the estimated future excess interest spread after considering the effects of estimated prepayments, defaults and future expenses. The discount rate utilized is based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks. As of September 30, 1997, the Interest-only strip receivable totaled $21.7 million.

          The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value.

          As a result of adopting the SFAS No. 125, the Excess servicing receivables previously shown on the Balance Sheet as of December 31, 1996, have been renamed as Interest-only strip receivables, and are classified as available for sale securities. In addition, in the event of a securitization, the resultant Interest-only strip receivable is divided into two components. The first component is related to the excess servicing fee on the loans, is classified as available for sale and is derived from the excess of the weighted average interest rate on the underlying loans over the interest rate on the Mortgage-backed securities, plus the quarterly fee and net costs of servicing. The second component is represented by a certificated residual interest in the Mortgage-backed securities, is classified as a trading security and is derived from the excess of the weighted average interest rate on the Mortgage-backed securities over the interest rate on the related series of Asset Backed Bonds plus the trustee and bond administration fees. The Company periodically reviews the fair value of the Interest-only strip receivables. The difference between the fair value and allocated carrying values for securities classified as available for sale is included as a component of stockholders' equity, while such differences for Interest-only strip receivables accounted for as trading securities are included as a component of net income.

          For loans and Mortgage-backed securities sold during fiscal 1997, the estimated fair value of cash flows were discounted using rates ranging from 11% to 12 1/2% and were determined using annual prepayment assumptions (inclusive of principal reductions from loan defaults) that included constant prepayment rates ("CPR") at either a level rate of 5% CPR for the first year and 15% CPR thereafter or a ramp up rate starting at 3% CPR in month one and increasing to 15% in month thirteen and 15% CPR thereafter. The Company has developed its prepayment and default assumptions based on experience with its own portfolio, available market data and information from regulatory agencies. In determining fair value of expected cash flows, management considers economic conditions at the date of sale.

          The Company periodically reviews the Interest-only strip receivables, classified as available for sale, for impairment. This review is performed on a disaggregated, pool-by-pool basis to determine whether a decline in fair value below the carrying value of these assets is other than temporary. The loans underlying the Interest-only strip receivables are affected primarily by the related prepayment speeds of the loans and the actual default and delinquency rates. Impairment in the carrying value of Interest-only strip receivables is charged to operations for the period of impairment.

          The Company records a Retained interest in securitization transactions in which the Company transfers to the indenture trustee Mortgage-backed securities having a principal balance in excess of the principal amount of the related series of Asset Backed Bonds issued and sold by the Company. This overcapitalization is realized by the Company in the form of principal and interest payments subsequent to the full repayment of principal to the bondholders. The Retained interest also is represented by the certificated residual interest in the Mortgage-backed securities and is classified as a trading security.

          There can be no assurance that the Company's estimates used to determine the fair value of Interest-only strip receivables will remain appropriate for the life of the loans. If based on actual rates of loan prepayments and defaults, or in the case of Interest-only strip receivables derived from loan excess servicing fee spread, loan delinquencies, the Company determines that its current expectation of future rates of loan prepayments or defaults, or in those cases, loan delinquencies, exceed the Company's previous estimates of such rates, then the carrying value of the Company's Interest-only strip receivable, classified as available for sale, may have to be written down through a charge to earnings. The Company will not write up such assets to reflect slower than expected prepayments, although slower prepayments may increase future earnings, as the Company will receive cash flows in excess of those anticipated.

          Net income for fiscal 1997 includes a pre-tax charge of $508,021 relating to an impairment loss on Interest-only strip receivables. The impairment loss on Interest-only strip receivables resulted from increased rates of principal prepayments and defaults on certain loan pools serviced by the Company.

          The principal balance of loans and Mortgage-backed securities serviced at September 30, 1997 totaled approximately $234,748,000, representing 11,363 underlying Title I Loans. The Company began servicing loans in October 1995. The servicing function is performed by a non-affiliate of Home at a negotiated fee. The following table summarizes the delinquency experience of the Title I Loan portfolio serviced by Home:

                                                Dec. 31           Mar. 31           June 30           Sep. 30
       Delinquency Data:                         1996              1997              1997              1997
                                             ----------        ----------        ----------        ----------
       Delinquencies in Serviced Loan
         Portfolio (at period end):
         31-60 days........................     2.23%             2.89%             3.26%             5.52%
         61-90 days........................     1.21              1.22              1.36              2.58
         91 days and over..................     1.88              1.71              2.00              4.67
                                                ----              ----              ----             -----
             Total                              5.32%             5.82%             6.62%            12.77%
                                                ====              ====              ====             =====

       Serviced Loan Portfolio at period
       end (dollars in thousands)           $126,194          $158,259          $186,889          $234,748


          The above delinquency information excludes loans that are in the claims pending status. At September 30, 1997, claims were pending on 361 loans with an approximate balance of $7,826,900.

          During fiscal 1997 the Company has been experiencing an increase in the delinquencies of its serviced loan portfolio, while this loan portfolio has been increasing. In particular, there was a significant increase in the delinquencies at the end of the fourth quarter in comparison to the third quarter. Accordingly, the Company considered various options to improve the servicing of its loan portfolio, including the delinquency performance, and decided to assume the FHA claims filing administration and workmanship complaint monitoring activities in house. A loan servicing department of the Company has been established for these activities. In addition, the Company decided to engage a collection agency to separately perform the delinquent collection services for all loans that are five days or more delinquent, and during August the Company transferred these collection services from its existing subservicer to the collection agency. Management believes that the complexity of transferring these collection services from the existing subservicer to the collection agency, including the transfer of relevant computer data for borrowers, contributed to an increase in delinquencies during the forth quarter of fiscal 1997. In addition, management believes that the separation of the normal payment collection and processing functions from the delinquent collection functions also contributed to an increase in delinquencies during the forth quarter of fiscal 1997.

          During the first quarter of fiscal 1998, the Company reevaluated the separation of the payment processing and delinquent collection functions and concluded that a new subservicer should be located to perform both these functions to improve the delinquency performance of the loan portfolio. Effective December 1, 1997, the Company transferred a majority of its serviced loan portfolio to a new subservicer to perform these loan servicing functions. The Company believes that because this new subservicer has significant experience in collecting delinquent loans, as well as a sophisticated and automated collection process, improvement in collection results should begin to occur during the second quarter of fiscal 1998.

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

          Interest-loans represents interest received on loans in the Company's portfolio prior to their sale. Interest-investments represents the excess interest spread from Interest-only strip receivables and other ancillary fees received for servicing loans. Servicing costs consist of fees paid to an unaffiliated company to perform the functions of loan servicing.

          Total costs and expenses consist primarily of salaries and employee benefits, servicing costs, loan costs, including provision for credit losses, general and administrative expenses, occupancy costs and interest. These costs have increased in fiscal 1997 with the increase in the loan production, increase in personnel, and increase in the costs related to opening new branch locations.

          The Company continues to implement its business growth strategy through both product line and geographic diversification. Home continues to expand its Correspondent operation, its direct sales marketing operations, Corporate Alliance relationships and pursue Community Development Lending initiatives, in an effort to increase both loan production volume and loan servicing volume. See "Item 1 - Description of Business - Business Strategy." Implementation of this strategy has increased the Company's total assets through growth in the Interest-only strip receivables, and has been funded primarily through increased borrowings. While this growth has increased the Company's revenues through increased gain on sale of loans, interest income and net interest income, it has also increased the general and administrative expense and provision for credit losses associated with the growth in loans produced and serviced. Increases in the Company's servicing portfolio and earnings are contingent upon production volumes continuing to exceed pay downs of loans serviced. Additionally, the fair value of Interest-only strip receivables owned by the Company may be adversely affected by changes in delinquency rates and the interest rate environment, which could affect the prepayment assumptions used to value the asset, as well as reduce the gains from the sale of those loans which the Company is committed to purchase or has in inventory. Any such adverse change in assumptions could have a material adverse effect on the Company's financial condition and results of operations.

RESULTS OF OPERATIONS

Fiscal 1997 Compared to Fiscal 1996

          The Company originated or purchased $181.8 million of loans during fiscal 1997 compared to $100.2 million of loans during fiscal 1996, an increase of 81%. The increase is a result of the overall growth in the Company's business, including an increase in the number of active Correspondents and an increase in the number of Conventional Loans originated through direct sales marketing. At September 30, 1997, the Company had approximately 128 active Correspondents compared to approximately 80 active Correspondents at September 30, 1996. Of the $181.8 million of loans originated in fiscal 1997, $163.1 million were Title I Loans and $18.7 were Conventional Loans.

          The following table sets forth certain data regarding loans originated and purchased by the Company during fiscal 1997 and 1996:

                                                                   Year Ended September 30,
                                                        1997                                         1996
                                        ----------------------------------             -------------------------------
Principal amount of loans:
Correspondents - Title I                $ 146,229,810/1/             80.4%             $  76,020,078             75.9%

Dealers - Title I                           4,882,974                 2.7%                15,440,132             15.4%

Direct - Title I                           11,979,462                 6.6%                 5,606,397              5.6%

Conventional                               18,718,072                10.3%                 3,105,374              3.1%
                                        -------------               ------             -------------            ------
  Total                                 $ 181,810,318               100.0%             $ 100,171,981            100.0%
                                        =============               ======             =============            ======
Number of loans:
Correspondents - Title I                        6,307                78.5%                     3,399             68.2%

Dealers - Title I                                 378                 4.7%                     1,124             22.5%

Direct - Title I                                  684                 8.5%                       312              6.3%

 Conventional                                     665                 8.3%                       152              3.0%
                                        -------------               ------             -------------            ------
  Total                                         8,034               100.0%                     4,987            100.0%
                                        =============               ======             =============            ======

          Total revenues increased 169% to $23,968,818 for fiscal 1997 from $8,913,603 for fiscal 1996. The increase was primarily the result of the increased volume of loans originated and the sale of such loans.





------------
/1/Included bulk purchases of $15,852,112.

          The following table sets forth the principal balance of loans sold and related gain on sale data for fiscal 1997 and 1996.

                                                   Year Ended September 30
                                                   1997              1996
                                              -------------      ------------

Principal amount of loans sold:
 Title I                                      $ 158,691,640      $ 94,442,238

 Conventional                                    17,960,979         3,053,912
                                              -------------      ------------
  Total                                       $ 176,652,619      $ 97,495,150
                                              =============      ============
Gain on sale of Loans and
 Mortgage-backed securities:
Cash                                          $   3,239,290      $  4,475,183
Interest-only strip gain                         16,382,185         5,169,521
                                              -------------      ------------
  Sub Total                                      19,621,475         9,644,704

Premiums, net                                    (7,184,567)       (2,424,552)
Origination fees                                  2,706,391           556,024
Transaction costs                                   (15,128)          (22,669)
                                              -------------      ------------
Gain on sale of Loans and
 Mortgage-backed securities                   $  15,128,171      $  7,753,507
                                              =============      ============

Gain on sale of Loans and
 Mortgage-backed securities as a
 percentage of principal balance of                    8.6%              8.0%
 loans sold

          Gain on sale of loans, as a percentage of the principal balance of loans sold, increased in fiscal 1997 over fiscal 1996, primarily due to increase in the interest-only strip receivable component of the gain in fiscal 1997. The gain on sale of loans increased from $7,753,507 in fiscal 1996 to $15,128,171 in fiscal 1997 or 95%. The Interest-only strip component of the gain totaled $16,382,185 in fiscal 1997 to $5,169,521 in fiscal 1997.

          Net unrealized gain on valuation of investment securities increased form zero in fiscal 1996 to $3,829,945 in fiscal 1997. The amount for fiscal 1997 represents the mark to market gain related to Mortgage-backed securities and certain Interest-only strip receivables, classified as trading securities as of September 30, 1997. Also included in the net unrealized gain is a $508,021 charge for an impairment loss on Interest-only strip receivables.

          As a result of the adoption of SFAS No. 125, amounts previously reported as loan servicing income were reported as Interest-investments beginning January 1, 1997. The investment interest income reflects the accrued income associated with the Interest-only strip receivable and the interest income associated with Mortgage-backed securities owned during fiscal 1997. Interest-investments increased to $2,626,882 in the fiscal 1997 primarily due to the increase in Interest-only strip receivables and Mortgage-backed securities.

          Interest income on loans held for sale increased 164% to $1,656,978 during fiscal 1997 from $627,365 during fiscal 1996. The increase was primarily the result of the increase in the average size of the portfolio of loans held for sale.

          The provision for credit losses increased from $220,000 in fiscal 1996 to $1,075,000 in fiscal 1997. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, the borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. The increase in the provision for credit losses was due primarily to the increase in loan
production in fiscal 1997.   Presently, upon sale of loans by Home, the
purchaser assumes all credit risk except for first payment defaults, fraud and certain other limited exceptions. If Home changes its loan disposition strategy in ways that increase its credit risk by securitizing or otherwise holding loans longer in the portfolio, then the provision for credit losses as a percentage of loans originated can be expected to increase. For example, future changes to its loan disposition strategy that my subsequently increase Home's credit risk could include the following possibilities: Home may elect or may be required to retain the risk of loss on the uninsured portion of Title I Loans exchanged for Fannie Mae Mortgage-backed securities; Home may securitize its loans other than through the exchange of loans for Fannie Mae Mortgage-backed securities; or Home may retain its loans in portfolio for a longer period prior to their securitization.

          Salaries and employee benefits increased 174% to $6,061,278 for the 1997 fiscal from $2,211,579 for the fiscal 1996, primarily as a result of an increase in the pay rates of employees and the increase in hiring professionals required for growth. During the fiscal 1997, in order to provide adequate infrastructure for anticipated future growth, the Company increased the number of new hire professional staff relative to clerical staff hirings. This decision to increase the hiring of senior professionals resulted in increased employment costs as compared to fiscal 1996 when new hires were predominately clerical personnel. At the end of 1997, the Company had 117 employees as compared to 48 at the end of 1996.

          Servicing costs consists primarily of the costs related to servicing the portfolio of Loans sold on a servicing retained basis. The servicing function is performed by a no-affiliate of the Company at a negotiated fee. Servicing costs increased 298% from $265,546 in the fiscal 1996 to $1,056,307 in the 1997. The increase was a result of increased loans serviced from 4,659 at September 30, 1996 to 11,363 at September 30, 1997.

          Loan costs, consisting primarily of costs for credit reports, flood reports, title reports, inspection fees, and the provision for credit losses, increased 231% to 1,699,285 for the 1997 fiscal from $513,404 for the fiscal 1996 due primarily to the provision for credit losses of $1,075,000, as well as the increase in loan production of $81.6 million for fiscal 1997.

          Total general and administrative expenses increased 145% to $4,023,523 for the fiscal 1997 from $1,643,852 for fiscal 1996. The increase was primarily as a result of increases in postage and courier costs, telecommunication costs, stationary and office supplies expenses, travel costs, advertising expenses, and depreciation expense. The increase in these costs was primarily attributable to the increased volume of loan originations, loans serviced, and the new offices opened.

          Occupancy costs increased to $637,758 in fiscal 1997 from $336,894 in the fiscal 1996 period, or 89.3%, due primarily to the expansion of lease space at the corporate offices, opening of the new branch offices, and the expansion of the office space related to the direct mail marketing operations.

          Interest expense increased 317% to $1,925,434 for the fiscal 1997 from $462,064 for fiscal 1996. The increase was the direct result of increased loan originations, the corresponding increase in the average outstanding balance of the warehouse credit lines, and the financing of the Interest-only strip receivables and Mortgage-backed securities.

          Other expense increased from zero in fiscal 1996 to $391,500 in fiscal 1997. The amount represents the fair value of stock warrants issued to non-employees during fiscal 1997.

          The provision for income taxes in fiscal 1997 was $2,994,996 as compared to $914,041 for fiscal 1996. For the year ended September 30, 1997, the Company had income before income taxes of $8,173,733 as compared to $3,480,264 for the year ended September 30, 1996.

          The effective income tax provision for the fiscal 1997 was 37%. This percentage differs from the federal statutory rate of 34% due primarily to the effect of state income taxes.

          As a result of the foregoing, net income increased to $5,178,737, $.57 per common share for fiscal 1997, from $2,566,223, ($.073) per common share for fiscal 1996.

FINANCIAL CONDITION

SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

          Cash decreased to $4,202 at September 30, 1997 from $343,484 at September 30, 1996, primarily as a result of the timing of loan originations, loan sales, borrowings and proceeds from the exercise of common stock warrants and investment in furniture fixtures and equipment. As a result of a bank overdraft of $543,522 at September 30, 1997, cash decreased by $339,282 for the year ended September 30, 1997.

          Restricted cash deposits increased 130% to $1,623,782 at September 30, 1997 from $705,754 at September 30, 1996, due to the increase in loan servicing activities during fiscal 1997.

          Loans held for sale, net, increased 107% to $9,254,970 at September 30, 1997 from $4,479,550 at September 30, 1996 primarily as a result of increased loan origination's from $100.2 million for fiscal 1996 to $181.8 million for fiscal 1997, and the timing of loan sales.

          Mortgage-backed securities increased to $23,279,895 at September 30, 1997, from zero at September 30, 1996, due to the commencement of participation in the Fannie Mae FHA Title I Mortgage-backed securities program in March 1997.

          Interest-only strip receivables increased 328% to $21,720,249 at September 30, 1997 from $5,078,584 at September 30, 1996, due to the Company increasing the disposition of loans with the retention of residual interests.

          Retained interest in securitized assets increased 100% to $962,652 at September 30, 1997, due to the Company commencing the securitization of Mortgage-backed securities in the fourth quarter of fiscal 1997.

          Prepaid expenses and other assets increased 947% to $2,520,567 at September 30, 1997, from $240,681 at September 30, 1996, primarily due to increases in prepaid FHA insurance premiums and amounts due from investors related to loan sales and loan servicing.

          Furniture, fixtures and equipment, net, increased 111% to $1,365,686 at September 30, 1997 from $646,082 at September 30, 1996 due to increased purchases of office equipment related to facility expansion, and the expenditure of $180,000 for the continued development of the Company's proprietary loan system.

          Revolving lines of credit increased 746% to $34,392,583 at September 30, 1997 from $4,064,180 at September 30, 1996 due to the increase in loans held for sale, Mortgage-backed securities, Interest-only strip receivables and retained interest in securitized assets at the end of fiscal 1997.

          Amounts payable under securities loan agreement increased 100% to $7,673,000 at September 30, 1997, due to the financing of Mortgage-backed securities at the end of fiscal 1997.

          Accrued expenses and other liabilities increased to $3,310,943 at September 30, 1997 from $1,264,766 at September 30, 1996, primarily as a result of increases in accrued interest and other accrued operating costs, and the increase in the liability for unremitted funds relating to restricted cash deposits.

          The allowance for credit losses on loans sold increased 425% to $919,315 at September 30, 1997, from $175,000 at September 30, 1996, due primarily to the increase in estimated losses for future loan repurchases from the increase in loan production and loan sales.

          Income taxes payable decreased 63% to $410,694 at September 30, 1997, from $1,104,543 at September 30, 1996, due primarily to the payment of state and federal income taxes of $1,204,563 during fiscal 1997, and the deferral of taxable income during fiscal 1997 related to unrealized gains from securitization transactions.

          Deferred tax liabilities increased 100% to $1,903,102 at September 30, 1997, in connection with the unrealized gains from the securitization transaction.

          Stockholders' equity increased to $11,488,831 at September 30, 1997, from $4,903,457 at September 30, 1996, primarily due to net income of $5,178,737 and the exercise of Series A warrants for $1,911,918.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations require continued access to financing sources. The Company's primary operating cash requirements arise from the cost of loan originations and payments of operating expenses, interest and income taxes. Loan originations are initially funded principally through the Company's warehouse lines of credit or repurchase facilities pending the sale of loans in the secondary market or pending the securitization of Mortgage-backed securities. Substantially all of the loans originated by the Company are sold. Net cash used in the Company's operating activities for the year ended September 30, 1997 and 1996 was approximately $40,700,000 and $3,900,000, respectively. The net cash from the Company's operating activities resulted primarily from the proceeds from the sale of loans totaling $152.4 million and $100.0 million for the years ended September 30, 1997 and 1996, respectively.

          Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans or Mortgage-backed securities in the secondary market, are essential for the continuation of the Company's loan origination operations. At September 30, 1997, the Company had a $20 million warehouse line of credit with a commercial bank (the "Warehouse Line"). The Warehouse Line matures June 30, 1998. At September 30, 1997, approximately $2.9 million was outstanding under the Warehouse Line and $17.1 million was available. The Warehouse Line bears interest at 300 base points over the federal funds rate and is collateralized by loans pledged under the Warehouse Line. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth of $7.4 million. The Company also has a working capital line of credit with the same lender for up to $16.7 million, which matures June 30, 1998, and had an outstanding balance of $11.7 million at September 30, 1997. At September 30, 1997, the interest rates on the two components of the working capital line ranged from 9.375% (30 day LIBOR plus 375 basis points) to 10.125% (30 day LIBOR plus 450 basis points). The weighted average interest rate for this facility at September 30, 1997, was 9.53%. While the Company believes that it will be able to maintain its existing credit facilities and renew or obtain replacement financing as its credit arrangements mature and obtain additional financing for its operations, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

          In connection with the arrangement with Fannie Mae to exchange Title I Loans for Mortgage-backed securities, Fannie Mae has provided short-term repurchase funding to Home, on an uncommitted basis, for Title I Loans and Mortgage-backed securities exchanged for such loans. Generally the repurchase facilities with Fannie Mae require repayment with a cost of funds based on a 30-day LIBOR rate plus 30 to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities. At September 30, 1997, the principal amount of the Company's obligations to Fannie Mae under these repurchase facilities was approximately $7.7 million for Mortgage-backed securities that have been issued by Fannie Mae and registered under the Federal Reserve book entry system and was approximately $14.9 million for Mortgage-backed securities that have been issued with Fannie Mae but not registered under the Federal Reserve book entry system. These repayment obligations of the Company are secured by Mortgage-backed securities with a fair value of approximately $23.3 million at September 30, 1997. Fannie Mae also has provided repurchase funding to the Company for its Title I Loans that are held for sale and intended for sale to Fannie Mae. At September 30, 1997, the principal amount of the Company's obligations under this repurchase facility was approximately $4.9 million for Title I Loans delivered and available for sale to Fannie Mae.

          Until October 1995, the Company's principal source of liquidity was the sale of whole loans on a servicing released basis. While this enabled the Company to meet its operating cash requirements, it limited the Company's growth potential and the revenue generated from its loan originations. To remedy this situation, the Company embarked on a strategy in fiscal 1996 that enabled the Company to retain the servicing rights and the related servicing fee interest-only spread from its Title I Loans produced and to consider other disposition strategies for its loan production, such as sales to Fannie Mae under the Title I Loan program and the securitized sale of loan pools in the secondary market. The Company was approved as a Seller/Servicer under the Fannie Mae Title I Loan purchase program in March 1996 and expanded its warehouse financing and raised additional capital to support loan sales to Fannie Mae.

          In March 1997, the Company began selling Title I Loans to Fannie Mae under the Fannie Mae Title I Mortgage-backed securities program. Under the program, the Company sold its Title I Loans to Fannie Mae in exchange for Mortgage-backed securities and simultaneously sold these Mortgage-backed securities for a premium through Fannie Mae. In addition to the cash premium on sale, the Company also recorded an Interest-only strip receivable derived from the excess interest spread from the loan servicing fee that ranged from 125 basis points to 250 basis points. While these "swap and sell" transactions generated cash proceeds that in certain instances may be sufficient to satisfy the current liquidity demands for the Company, these transactions also generated current tax liability for federal income tax purposes attributable to the net gain recognized from the sale of the related Title I Loans.

          In May 1997, the Company changed its disposition strategy in anticipation of a resecuritization of the Fannie Mae Mortgage-backed securities. Rather than "swap and sell" transactions, the Company began to exchange its Title I Loans for Fannie Mae Mortgage-backed securities and hold the Mortgage-backed securities for future resecuritization transactions. The Company planned to resecuritize the majority of its Fannie Mae Mortgage-backed securities in a transaction that would not be treated as a sale for federal income tax purposes, and therefore, would cause the deferral of federal and state income tax liability, until the cash interest income attributable to the retained interest in the Mortgage-backed securities is received over the term of the resecuritization transaction.

          During the fourth quarter of fiscal 1997, the Company completed its first securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I, a Delaware business trust, issued and sold $47,154,000
of Asset Backed Bonds, Series 1997-1, at 7.335% directly to an investor.   The
Bonds are collateralized by $48,116,652 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.25%. The Company retained and recorded an interest-only strip receivable from the securitization which entitles it to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as a retained interest that entitles it to any remaining balances in the Mortgage-backed securities after the Bonds are paid in full. In addition, the Company recorded an interest-only strip receivable from the excess servicing fee interest spread from the Title I Loans underlying these Mortgage-backed securities. At September 30, 1997, Mortgage-backed securities with a fair value of approximately $23.3 million are being held primarily for future securitizations.

          During the first quarter of fiscal 1998, the Company completed its second securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I issued and sold $39,193,258 of Asset Backed Bonds, Series 1997-2, at 7.261% directly to an investor. The bonds are collateralized by $39,589,150 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.24%. The Company retained and recorded an interest-only strip receivable from the securitization which entitles it to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as a retained interest that entitles it to any remaining balances in the Mortgage-backed securities after the Bonds are paid in full. In addition, the Company recorded an Interest-only strip receivable from the excess servicing fee interest spread from the Title I Loans underlying these Mortgage-backed securities.

          Also during the first quarter of fiscal year 1998, the Company sold $6.9 million of Fannie Mae Mortgage-backed securities with an average interest rate of approximately 9.7% for total sales proceeds of approximately $7.5 million.

          While the increase in its Warehouse Line, Working Capital Line, Fannie Mae funding facilities, and additional capital have enabled the Company to significantly increase its loan production and loan sales and Mortgage-backed securities transactions to Fannie Mae, such transactions, with the retention of the Interest-only strip receivable, create additional short-term cash requirements. Loan sales and "swap and sell" Mortgage-backed securities transactions, as described above, generate current federal and state tax liability from the net gain on sale for income tax purposes, even though the cash interest income from the related Interest-only strip receivable will be received over the life of the Loans. Accordingly, in order for the Company to continue the growth of its loan production and servicing portfolio, the Company may require additional capital through the sale of debt and/or equity securities to fund its operating cash requirements.

          Although the Mortgage-backed securities currently held by the Company represent readily marketable securities, the retention of these securities until they can be resecuritized will increase the short-term liquidity demands on the Company. The Company is receiving funding under its repurchase facilities with Fannie Mae that generally exceeds the par value of the Mortgage-backed securities, but these financing proceeds are less than the total value that would otherwise be received from the current sale of these Mortgage-backed securities. In addition, it retains interest-rate risk which may affect the ultimate gain on disposition from a resecuritization transaction, as well as the risk associated with a potential margin call on the financing of the Mortgage-backed securities.

          During the year ended September 30, 1997, the Company used $963,830 in funds for investing activities for furniture, fixtures and equipment, including 180,000 for the further development of the Company's proprietary computer software and provided funds from investing activities of $1,193,982 from payments received on Interest-only strip receivables and provided $40.2 million in funds from its financing activities through increased usage of its revolving lines of credit payables under securities loan agreements, and the issuance of Common Stock through the exercise of warrants. The Company expects to spend approximately $1,000,000 for furniture, fixtures and equipment for fiscal 1998 for the expansion of its lending network, and approximately $100,000 for additional upgrades and enhancements to its computer system.

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997 thus the Company will adopt SFAS No. 128 in the first quarter of fiscal 1998. Previously reported earnings per share will be restated at that time to conform to SFAS No. 128. This adoption is not expected to have a material impact on earnings per share as currently presented by the Company.

          In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS NO. 130, which is effective for fiscal years beginning after December 15, 1997, establishes disclosure standards for reporting comprehensive income in a full set of general-purpose financial statements. As SFAS No. 130 contains disclosure requirements only, its adoption is not expected to have an impact on the Company's financial position or results of operations.

          In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As SFAS No. 131 contains disclosure requirements only, its adoption is not expected to have an impact on the Company's financial position or results of operations.

SEASONALITY

          Home improvement loan volume tracks the seasonality of home improvement contract work. Volume tends to build during the spring and early summer months, particularly with regard to external improvements. A decline is typically experienced in late summer and early fall until temperatures begin to drop. This change in seasons precipitates the need for new siding, window and insulation contracts. Peak volume is experienced in November and early December and declines dramatically from the holiday season through the winter months. Debt consolidation and home equity loan volumes are not impacted by seasonal climate changes and, with the exclusion of the holiday season, tend to be stable throughout the year.

SAFE HARBOR STATEMENT

Some of the statements contained in this document that are not historical facts are forward looking statements. Actual results and transactions may differ materially from those projected or anticipated in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's loan products, and in general economic conditions, including interest rates; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources . Investors are also directed to risks discussed elsewhere in this document and in other documents filed by the Company with the Securities and Exchange Commission.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements and exhibits are listed at Item 13 "Exhibits and Reports on Form 8-K."

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

          The information required to be furnished by this Item is hereby incorporated by reference to the same information provided under the caption "ELECTION OF DIRECTORS," in the proxy statement of the Company prepared in accordance with Schedule A pursuant to Rule 14a-101 under the Securities Exchange Act of 1934 to be filed with the Securities and Exchange Commission ("SEC") in connection with the 1998 annual meeting of stockholders of the Company, and which shall be distributed to stockholders of the Company accompanied by a copy of this report ("Proxy Statement").

ITEM 10.  EXECUTIVE COMPENSATION.

          The information required to be furnished by this Item is hereby incorporated by reference to the same information provided under the caption, "ELECTION OF DIRECTORS," in the Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          The information required to be furnished by this Item is hereby incorporated by reference to the same information provided under the caption, "ELECTION OF DIRECTORS," in the Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The information required to be furnished by this Item is hereby incorporated by reference to the same information provided under the caption, "ELECTION OF DIRECTORS," in the Proxy Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) The following financial statements and exhibits are filed with and as a part of this Annual Report:

              (1)   Financial Statements

                                                                      Page No.

              Index to Consolidated Financial Statements                 F-1

              Report of Independent Accountants                          F-2

              Consolidated Balance Sheets at                             F-3
              September 30, 1997 and September 30, 1996

              Consolidated Statements of Operations                          F-4
              for the Years Ended September 30, 1997 and 1996

              Consolidated Statements of Changes in Stockholders'            F-5
              Equity for the Years Ended September 30, 1997 and 1996

              Consolidated Statements of Cash Flows                          F-6
              for the Years Ended September 30, 1997 and 1996

              Notes to Financial Statements                                  F-7


              (2)  Exhibits

Exhibit No.   Description of Document                                (Reference)
--------------------------------------------------------------------------------
3.1           Restated Articles of Incorporation of the Company, Inc.,        *
              filed with the State of Nevada on September 30, 1997.

3.1a          Certificate of Designations, Preferences and Rights of         (5)
              Preferred Stock, Series A, of the Company, filed with the State of Nevada on June 14, 1996.

3.1b          Amendments to Certificate of Designation of Preferred          (4)
              Stock, Series A, of the Company, filed with the State of Nevada on December 19, 1996.

3.2           Bylaws of the Company (Restated)                                *


10.1          Option Agreement, dated August 26, 1994,                       (1)
              between the Company and John W. Ballard.

10.2          Employment Agreement, dated June 21, 1993,                     (1)
              between John W. Ballard and Home.

10.3          Loan Agreement, dated October 5, 1994,                         (1)
              between the Company and Horizon Bank
              and Trust, SSB.

10.4          Adoption Agreement, effective January 1, 1995,                 (2)
              as amended, between Home and the trustees, John W. Ballard and Anna Walker, of the 401(k)
              Profit Sharing Plan of Home.

Exhibit No.   Description of Document                                (Reference)
--------------------------------------------------------------------------------
10.5          Mortgage Selling and Servicing Contract, dated                 (3)
              March 1, 1996, between Home and the Federal
              National Mortgage Association.

10.6          Master Agreement No. MD01694, effective as of                   *
              February 11, 1997, between Home and the Federal National
              Mortgage Association.

10.6a         First Amendment to Master Agreement No. MD01694,                *
              effective as of April 11 , 1997, between Home and the Federal National Mortgage Association.

10.6b         Second Amendment to Master Agreement No. MD01694,               *
              effective as of September 23, 1997, between Home and the Federal National Mortgage Association.

10.7          Employment Agreement, dated as of June 1, 1996, between        (4)
              Home and Tommy M. Parker                    .

10.8          HomeCapital Investment Corporation 1996  Stock                 (4)
              Option Plan.

10.9          First Amended and Restated Warehouse Loan Agreement,            *
              dated as of September 24, 1997, among Home, the Company and Guaranty Federal Bank, F.S.B ("Guaranty Federal").

10.9a         Warehouse Promissory Note of Home, dated as of                  *
              September 24, 1997, payable to Guaranty Federal
              In the amount of $20,000,000.

10.9b         Unconditional Guaranty of the Company, dated as of              *
              September 24, 1997, in favor of Guaranty Federal.

10.9c         Security Agreement, dated as of June 1, 1996, between           *
              Home and Guaranty Federal.

10.9d         Pledge Agreement, dated as of April 2, 1997, between Home       *
              and Guaranty Federal.

10.9e         Bailment Agreement, dated as of  April 2, 1997, among Home,     *
              Guaranty Federal and Frost National Bank.

Exhibit No.   Description of Document                                (Reference)
--------------------------------------------------------------------------------

10.10         First Amended and Restated Working Capital Line of Credit       *
              and Security Agreement, dated as of September 24, 1997, between Home and Guaranty Federal.

10.10a        Promissory Note of Home, dated as of  September 24,1997,        *
              payable to Guaranty Federal in the amount of $16,666,600.

10.10b        Unconditional Guaranty of the Company, dated as of              *
              September 24, 1997, in favor of Guaranty Federal.

10.11         Preferred Stock Purchase Agreement, dated May 3, 1996,         (5)
              between the Company and HCI Equity Partners, L.P., including form of Registration Agreement.

10.12         Form of Subscription Agreement for Preferred Stock             (4)
              Series A.

10.13         License Agreement, dated November 27, 1996, between            (4)
              Home and Builders Square, Inc.

10.14         HomeCapital Investment Corporation Non-Employee                (6)
              Compensation Plan effective September 25, 1997.

10.15         Employment Agreement, dated as of April 8, 1997,                *
              between Home and Michael B. Thimmig.

10.16         Employment Agreement, dated as of July 1, 1997,                 *
              between Home and Thomas L. Perritte.

10.17         Employment Agreement, dated April 1, 1997, between              *
              Home and Gene V. Morrison.

10.18         Master Agreement No. MD01724, effective as of                   *
              April 1, 1997, between Home and the Federal
              National Mortgage Association.

10.18a        First Amendment to Master Agreement No.                         *
              MD01724, effective as of August 5, 1997, between Home and the Federal National
              Mortgage Association.

10.18b        Second Amendment to Master Agreement                            *
              No. MD01724, effective as of September 17,
              1997, between Home and the Federal National
              Mortgage Association.

Exhibit No.   Description of Document                                (Reference)
--------------------------------------------------------------------------------
11            Statement of  Computation of Earnings Per Share                 *

21            Subsidiaries of the Company                                     *

27            Financial Data Schedule (Electronic Filing Only)                *

__________________
Reference Notes:
     *    Filed herewith.

          (1) Exhibits 10.1, 10.2 and 10.3 were filed as Exhibits to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1994, and each is hereby incorporated herein by this reference.

          (2) Exhibit 10.4 was filed as an Exhibit to Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995, and is hereby incorporated herein by this reference.

          (3) Exhibit 10.5 was filed as an Exhibit to Registrant's Quarterly Report on Form 10-QSB for the three months ended March 31, 1996, and is hereby incorporated herein by this reference.

          (4) Exhibits 3.1b, 10.7, 10.8, 10.12 and 10.13 were filed with
Registrant's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, and each is hereby incorporated herein by this reference.

          (5) Exhibits 3.1a and 10.11 were filed as Exhibits to Registrant's Quarterly Report on Form 10-QSB for the three months ended June 30, 1996, and each is hereby incorporated herein by this reference.

          (6) Exhibit 10.14 was filed as an Exhibit to Registrant's Proxy Statement on Schedule 14A, dated September 3, 1997, and is hereby incorporated herein by this reference.


              (b) No Current Reports on Form 8-K were filed by the Company during the last quarter of the fiscal year ended September 30, 1997.

                                  SIGNATURES
                                  ----------


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HOMECAPITAL INVESTMENT CORPORATION
                                    (Registrant)


Date:  December 29, 1997            By: /s/  JOHN W. BALLARD
                                       -----------------------------------
                                        JOHN W. BALLARD, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date:  December 29, 1997            By: /s/ JOHN W. BALLARD
                                       -----------------------------------
                                        JOHN W. BALLARD, President,
                                        Chief Executive Officer,
                                        Chief Financial Officer and
                                        Chairman of the Board of Directors


Date:  December 29, 1997            By: /s/ TOMMY M. PARKER
                                       -----------------------------------
                                        TOMMY M. PARKER,
                                        Principal Accounting Officer


Date:  December 29, 1997            By: /s/ E. JEFF BOMER
                                       -----------------------------------
                                        E. JEFF BOMER, Secretary
                                        and Director


Date:  December 29, 1997            By: /s/ PETER A. PYHRR
                                       -----------------------------------
                                        PETER A. PYHRR, Director


Date:  December 29, 1997            By: /s/ LARRY MEYERS
                                       -----------------------------------
                                        LARRY MEYERS, Director


Date:  December 29, 1997            By: /s/ ROBERT R. NEYLAND
                                       -----------------------------------
                                        ROBERT R. NEYLAND, Director

Date:  December 29, 1997            By: /s/ WALTER W. STOEPPELWERTH
                                       -----------------------------------
                                        WALTER W. STOEPPELWERTH, Director


Date:  December 29, 1997            By: /s/ J. ROLFE JOHNSON
                                       -----------------------------------
                                        J. ROLFE JOHNSON, General Counsel
                                        and Director

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                          SEPTEMBER 30, 1997 AND 1996

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     PAGE
                                                                     ----


Report of Independent Accountants                                     F-2

Consolidated Financial Statements

     Consolidated Balance Sheets at September 30, 1997 and 1996       F-3

     Consolidated Statements of Operations for the Years Ended
     September 30, 1997 and 1996                                      F-4

     Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended September 30, 1997 and 1996                  F-5

     Consolidated Statements of Cash Flows for the Years Ended
     September 30, 1997 and 1996                                      F-6

     Notes to Financial Statements                                    F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
HomeCapital Investment Corporation

We have audited the accompanying consolidated balance sheets of HomeCapital Investment Corporation and Subsidiary as of September 30, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeCapital Investment Corporation and Subsidiary as of September 30, 1997 and 1996 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As described in Note 2, the Company implemented Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as of January 1, 1997.



Coopers & Lybrand L.L.P.

Austin, Texas
December 12, 1997

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1997 and 1996



                                    ASSETS                                        1997                1996
                                                                            --------------       -------------
    Cash                                                                    $        4,202       $     343,484
    Cash deposits, restricted                                                    1,623,782             705,754
    Loans held for sale, net                                                     9,254,970           4,479,550
    Mortgage-backed securities                                                  23,279,895                  --
    Interest-only strip receivables                                             21,720,249           5,078,584
    Retained interest in securitized assets                                        962,652                  --
    Prepaid expenses and other assets                                            2,520,567             240,681
    Furniture, fixtures and equipment, net                                       1,365,686             646,082
    Deferred tax assets                                                                 --             190,502
                                                                            --------------       -------------

                        Total assets                                        $   60,732,003       $  11,684,637
                                                                            ==============       =============

     LIABILITIES AND STOCKHOLDERS' EQUITY
    Bank overdraft                                                          $      543,522       $          --
    Note payable                                                                    50,010             158,339
    Revolving lines of credit                                                   34,392,583           4,064,180
    Payable under securities loan agreements                                     7,673,000                  --
    Capital lease obligations                                                       40,453              14,352
    Accrued expenses and other liabilities                                       3,310,493           1,264,766
    Allowance for credit losses on loans sold                                      919,315             175,000
    Income taxes payable                                                           410,694           1,104,543
    Deferred tax liabilities                                                     1,903,102                  --
                                                                            --------------       -------------
                        Total liabilities                                       49,243,172           6,781,180
                                                                            --------------       -------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares
      authorized; 1,500,000 shares of cumulative convertible
      Series A stock issued and outstanding(liquidation value
      of $2,250,000)                                                                15,000              15,000
    Common stock, $.01 par value; 100,000,000 shares
      authorized;  8,226,860 and 7,292,711 shares issued and
      outstanding                                                                   82,269              72,927
    Additional paid-in capital                                                   6,133,709           3,688,433
    Retained earnings                                                            6,093,085           1,184,348
    Valuation of securities available for sale, net of tax                        (779,732)                 --
    Notes receivable for stock issued                                              (55,500)            (57,251)
                                                                            --------------       -------------
           Total stockholders' equity                                           11,488,831           4,903,457
                                                                            --------------       -------------
           Total liabilities and stockholders' equity                       $   60,732,003       $  11,684,637
                                                                            ==============       =============


                       The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Years Ended September 30, 1997 and 1996


                                                                                  1997                1996
                                                                            --------------       -------------
Revenues:
    Gain on sale of loans and mortgage-backed securities                    $   15,128,171       $   7,753,507
    Net unrealized gain on valuation of investment
       securities                                                                3,829,945                  --
    Interest - loans                                                             1,656,978             627,365
    Interest - investments                                                       2,626,882               6,827
    Loan servicing income                                                          422,483             390,571
    Other income                                                                   304,359             135,333
                                                                            --------------       -------------
                        Total revenues                                          23,968,818           8,913,603
                                                                            --------------       -------------
Costs and Expenses:
    Salaries and employee benefits                                               6,061,278           2,211,579
    Servicing costs                                                              1,056,307             265,546
    Loan costs                                                                   1,699,285             513,404
    General and administrative                                                   4,023,523           1,643,852
    Occupancy                                                                      637,758             336,894
    Interest                                                                     1,925,434             462,064
    Other expense                                                                  391,500                  --
                                                                            --------------       -------------
                        Total costs and expenses                                15,795,085           5,433,339
                                                                            --------------       -------------
Income before income taxes                                                       8,173,733           3,480,264
Provision for income taxes                                                       2,994,996             914,041
                                                                            --------------       -------------
                        Net income                                          $    5,178,737       $   2,566,223
                                                                            ==============       =============
Income (loss) per common and common equivalent share:
   Primary:
        Earnings (loss) per common share                                    $          .57       $       (.073)
                                                                            ==============       =============
        Weighted average number of common and common
            equivalent shares outstanding                                        8,655,251           7,010,884
                                                                            ==============       =============
Fully diluted:
        Earnings (loss) per common share                                 $             .51       $       (.073)
                                                                            ==============       =============
        Weighted average number of  fully diluted common
            shares outstanding                                                  10,153,639           7,010,884
                                                                            ==============       =============

                       The accompanying notes are an integral part of the consolidated financial statements.


                                         HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          For the Years Ended September 30, 1997 and 1996

                                                                                                 Valuation
                                                                                                    of
                                   Common Stock       Preferred Stock  Additional   Retained    Securities   Notes
                                 -----------------    ----------------   Paid-In    Earnings     Available Receivables Stockholders'
                                 Shares    Dollars    Shares   Dollars   Capital    (Deficit)    for Sale   For Stock     Equity
                                 -------   -------    ------   -------   -------    ---------    --------   ---------   ------------
Balance, October 1, 1995        6,887,975   $68,879      2,000  $    20  $1,325,201  $(1,301,585)   --     $ (64,256)   $    28,259

Conversion of preferred stock     337,708     3,378     (2,000)     (20)     --           (3,358)   --        --             --

Sale of preferred stock            --        --      1,500,000   15,000   2,095,790       --        --        --          2,110,790

Exercise of Series A warrants      67,028       670     --       --         267,442       --        --        --            268,112

Write-off of notes receivable      --        --         --       --          --           --        --         7,005          7,005

Preferred stock dividends          --        --         --       --          --          (76,932)   --        --            (76,932)

Net Income                         --        --         --       --          --        2,566,223    --        --          2,566,223
                                ---------   -------  ---------  -------  ----------   ---------- ---------  --------    -----------
Balance, September 30, 1996     7,292,711    72,927  1,500,000   15,000   3,688,433    1,184,348    --       (57,251)     4,903,457
                                ---------   -------  ---------  -------  ----------   ---------- ---------  --------    -----------
Exercise of Series A warrants     477,979     4,780     --       --       1,907,138       --        --        --          1,911,918

Exercise of other warrants        456,170     4,562     --       --          88,138       --        --        --             92,700

Issuance of warrants and options   --        --         --       --         450,000       --        --        --            450,000

Repayment of Notes                 --        --         --       --          --           --        --         1,751          1,751

Preferred stock dividends          --        --         --       --          --         (270,000)   --        --           (270,000)

Change in value of investment      --        --         --       --          --           --      (779,732)   --           (779,732)
    securities,  net of tax

Net Income                         --        --         --       --          --        5,178,737    --        --          5,178,737
                                ---------   -------  ---------  -------  ----------   ---------- ---------  --------    -----------
Balance, September 30, 1997     8,226,860   $82,269  1,500,000  $15,000  $6,133,709   $6,093,085 $(779,732) $(55,500)   $11,488,831
                                =========   =======  =========  =======  ==========   ========== =========  ========    ===========

                       The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Years Ended September 30, 1997 and 1996


                                                                                  1997                1996
                                                                            --------------       -------------
Cash flows from operating activities:
   Net income                                                               $    5,178,737       $   2,566,223
   Adjustments to reconcile net income to net cash
      Provided by (used in) operating activities:
   Depreciation and amortization                                                   356,705             210,796
   Deferred tax (benefit) provision                                              2,495,284            (190,502)
   Provision for credit losses                                                   1,075,000             220,000
   Write-off of notes receivable                                                        --               7,005
   Issuance of warrants and options                                                450,000                  --
   Gain on sales of loans and mortgage-backed  securities                      (15,128,171)         (7,753,507)
   Unrealized gain from valuation of trading account securities                 (4,337,945)                 --
   Loss on impairment of interest-only strip receivables                           508,021                  --
   Proceeds from sales of loans and mortgage-backed securities                 152,402,702          99,981,699
   Purchase and origination of loans                                          (181,810,318)       (100,304,528)
   Change in operating assets and liabilities:
      Increase in cash deposits, restricted                                       (918,028)           (705,754)
      Increase in accrued interest receivable                                     (192,601)                 --
      Increase in prepaid and other assets                                      (2,154,324)           (189,088)
      Increase in accrued expenses and other liabilities                         1,351,876           2,247,196
                                                                            --------------       -------------
      Net cash used in operating activities                                    (40,723,062)         (3,910,460)
                                                                            --------------       -------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment                                  (963,830)           (387,408)
   Payments received on interest-only strip receivables                          1,193,982                  --
                                                                            --------------       -------------
      Net cash provided (used) in investing activities                             230,152            (387,408)
                                                                            --------------       -------------
Cash flows from financing activities:
   Increase in revolving lines of credit                                        30,328,403           2,566,123
   Increase in payable under securities loan agreements                          7,673,000                  --
   Proceeds from note payable                                                           --             200,000
   Payments on note payable                                                       (108,329)           (174,995)
   Proceeds from exercise of Series A warrants                                   1,911,918             268,112
   Proceeds from exercise of other warrants                                         92,700                  --
   Bank overdraft                                                                  543,522                  --
   Proceeds from sale of preferred stock                                                --           1,860,790
   Payments on capital lease obligations                                           (17,586)            (27,462)
   Preferred stock dividends                                                      (270,000)            (76,932)
                                                                            --------------       -------------
      Net cash provided by financing activities                                 40,153,628           4,615,636
                                                                            --------------       -------------
Increase (decrease) in cash                                                       (339,282)            317,768
Cash, beginning of year                                                            343,484              25,716
                                                                            --------------       -------------
Cash, end of year                                                           $        4,202       $     343,484
                                                                            ==============       =============

                       The accompanying notes are an integral part of the consolidated financial statements.


               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

     THE COMPANY AND SUBSIDIARY

     The consolidated financial statements include the accounts of HomeCapital Investment Corporation, a public holding company, ("HomeCapital"), incorporated in the state of Nevada on October 8, 1980 and its wholly owned subsidiary HomeOwners Mortgage & Equity, Inc. ("Home"), collectively, the "Company".

     DESCRIPTION OF OPERATIONS

     The Company, through wholesale and retail sources, originates and purchases home improvement loans, and other second lien mortgage loans ("Loans") and disposes of such Loans through direct sale, securitization or conversion to Mortgage-backed securities. The Company is an approved lender under the Department of Housing and Urban Development ("HUD") Federal Housing Administration ("FHA") Title I Program, which provides FHA insurance against losses on eligible property improvement and manufactured housing loans ("Title I Loans"). As an FHA approved lender, the Company is subject to regulation and examination by HUD. Under the program, the FHA insures 90% of the principal balance of each Title I Loan and certain interest costs, subject to the amount of insurance available in the Company's reserve account maintained by the FHA. The Company also holds approval from HUD under the FHA Title II Program; however the Company had not originated any Loans pursuant to that Program as of September 30, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CASH DEPOSITS, RESTRICTED

     Restricted cash represents funds received in connection with the servicing of Loans sold on a servicing retained basis that have not been remitted to the purchasers of such Loans as of September 30, 1997. The liability for these unremitted funds is included in the Balance Sheets under the caption of accrued expenses and other liabilities.

     LOANS HELD FOR SALE, NET

     Loans held for sale are carried at the lower of aggregated cost or market value. Purchase premiums, discounts, loan origination fees and related direct origination costs are included in the carrying value of Loans held for sale, and are deferred until the related Loans are sold.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities consist entirely of Federal National Mortgage Association ("Fannie Mae") Mortgage-backed securities that have been created and issued by Fannie Mae in exchange for Home's Title I Loans. These Mortgage-backed securities represent interest-bearing, marketable obligations of Fannie Mae, which are carried at market value and accounted for as trading securities pursuant to Statement of Financial Accounting Standards ("SFAS") No. 65, "Accounting for Certain Mortgage Banking Activities."

     REVENUE RECOGNITION

     Gain on sale of Loans and Mortgage-backed securities is recognized upon the sale of Loans or Mortgage-backed securities to investors. Loans are deemed not to have been sold if they have been exchanged for Fannie Mae Mortgage-backed securities which have been retained by the Company. The gain on sale of Loans and Mortgage-backed securities is calculated based upon the difference between the net proceeds from the sale, including the value of an Interest-only strip receivable derived from the excess interest spread on the Loans, and the allocated carrying values of Loans or Mortgage-backed securities sold. The allocated carrying values are based upon the relative fair value of Loans or Mortgage-backed securities sold and the Interest-only strip receivables.

     Net unrealized gain on valuation of investment securities in the statement of operations includes the unrealized gain on the outstanding Fannie Mae Mortgage-backed securities and Interest-only strip receivables that are classified as trading securities. The unrealized gain on Mortgage-backed securities held for sale and Interest-only strip receivables represents the excess of fair value over the net carrying value of the securities. The fair value of the Mortgage-backed securities is determined based upon independent market quotes. The fair value of the Interest-only strip receivables is calculated based upon the present value of the estimated future excess interest spread after considering the effects of estimated prepayments, defaults and future expenses. The discount rate utilized is based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks.

     INTEREST-ONLY STRIP RECEIVABLES

     The Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125) as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     INTEREST-ONLY STRIP RECEIVABLES, CONTINUED

     As a result of adopting the SFAS No. 125, the Excess servicing receivables previously shown on the Balance Sheet as of December 31, 1996, have been renamed as Interest-only strip receivables, and are classified as available for sale securities. In addition, in the event of a securitization, the resultant Interest-only strip receivable is divided into two components. The component related to the difference between the weighted average interest rate on the underlying Loans and the Mortgage-backed securities is classified as available for sale, while the remaining portion of the Interest-only strip receivable represents a certificated debt security and is classified as a trading security. The Company periodically reviews the fair value of the Interest-only strip receivables. The difference between the fair value and allocated carrying values for securities classified as available for sale is included as a component of stockholders' equity, while such differences for Interest-only strip receivables accounted for as trading securities are included as a component of net income.

     For Loans and Mortgage-backed securities sold during fiscal 1997, the estimated fair value of cash flows were discounted using rates ranging from 11% to 12 1/2%. The Company has developed its prepayment and default assumptions based on experience with its own portfolio, available market data and information from regulatory agencies. In determining fair value of expected cash flows, management considers economic conditions at the date of sale.

     The Company periodically reviews the Interest-only strip receivables classified as available for sale for impairment. This review is performed on a disaggregated, pool by pool basis to determine whether a decline in fair value below the carrying value of these assets is other than temporary. The Loans underlying the Interest-only strip receivables are affected primarily by the related prepayment speeds of the Loans and the actual default and delinquency rates. Impairment in the carrying value of Interest-only strip receivables is charged to operations for the period of impairment. See Note 5.

     RETAINED INTEREST

     The Company records a Retained interest in securitization transactions in which the Company transfers loans to the trustee in excess of the bond proceeds received. This overcapitalization is realized by the Company in the form of principal and interest payments subsequent to the full repayment of principal to the bondholders. The Retained interest is classified as a trading security.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     ALLOWANCE FOR CREDIT LOSSES ON LOANS SOLD

     Loans sold by the Company are sold with limited recourse, generally related to normal representations and warranties. The Company provides an estimate for credit losses related to this recourse provision. Such amounts are incurred over the period subject to recourse. Recourse to the Company on sales of Loans is governed by the agreements between the purchasers and the Company. The allowance for credit losses on Loans sold with recourse represents the Company's best estimate of its probable future credit losses to be incurred over the life of the Loans, giving effect to estimated FHA insurance recoveries on Title I Loans and is shown separately as a liability on the Company's Balance Sheet.

     Certain of the Company's Loans are held for sale in its portfolio as such loans may not qualify for sale to Fannie Mae or other investors. Provision for credit losses relating to such Loans held for sale is charged to income in amounts sufficient to maintain the allowance at a level considered adequate to provide for anticipated losses resulting from liquidation of outstanding Loans. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, borrowers' ability to repay, collateral values and gives effect to estimated FHA insurance recoveries on Title I Loans.

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

     FEDERAL AND STATE INCOME TAXES

     Prior to fiscal 1997, the Company and Home filed separate Federal and State income tax returns. For the year ended September 30, 1997, the Company and Home will file consolidated Federal and State income tax returns. The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax basis of assets and liabilities and measured using the enacted tax rates and laws.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     ADVERTISING

     Advertising costs are expensed as incurred. Costs related to prepaid supplies are capitalized, then expensed as used. During the years ended September 30, 1997 and 1996, the Company recorded advertising expenses of $1,031,152 and $355,197, respectively.

     CREDIT CONCENTRATIONS

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, Loans held for sale, Mortgage-backed securities, Retained interest, and Interest-only strip receivables. Concentration of credit risk and mitigating factors regarding Loans, Mortgage-backed securities, Retained interest, and Interest-only strip receivables are described above. The Company places its cash in various major financial institutions thereby limiting the exposure of the Company's cash to concentrations of credit risk. See Note 21.

     The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. As of September 30, 1997, the Company had outstanding commitments to extend credit or purchase loans in the amounts of approximately $37,313,000.

     Credit concentrations of the Company's loans serviced which give rise to Interest-only strip receivables are discussed in Note 21.

     IMPAIRMENT OF LONG-LIVED ASSETS

     Effective October 1, 1996 the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of". SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the asset. Impairment is recorded based on an estimate of future discounted cash flows as identified at the lowest level for which there are identifiable cash flows for a particular group of assets. No impairment of long-lived assets was recorded on the financial statements for the year ended September 30, 1997.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     STOCK-BASED COMPENSATION

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes fair value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to suppliers in amounts based on the price of its common stock or other equity instruments. The Company continues to account for stock-based compensation to employees as prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Required disclosures prescribed by SFAS No. 123 for the proforma effect on the results of operations for fiscal 1997 are included in Note 16.

     EARNINGS (LOSS) PER SHARE

     The computation of primary earnings (loss) per share is based on the weighted average number of common shares outstanding during the period plus, when dilutive, common equivalent shares, which includes stock options and stock warrants (see Notes 15 and 16) using the treasury stock method. Net earnings used in the computation of primary earnings per share are reduced by preferred stock dividend requirements. Fully diluted earnings per share assumes conversion of the Company's 1,500,000 outstanding shares of Preferred Stock, Series A.

     Net earnings used in the computation of earnings (loss) per share for the year ended September 30, 1996, have been reduced by the intrinsic value of the beneficial conversion feature on Preferred Stock, which is defined as the difference between the conversion price and the market value of the common shares on the date of issuance. On June 18, 1996, the issuance date of the preferred stock, the market value of the Company's common stock was $3.50 per share. The conversion price of the Preferred Stock is $1.50 per share. The Preferred Stock was convertible into the Company's common stock at the date of issuance. Thus the intrinsic value of the beneficial conversion feature on the 1,500,000 shares of Preferred Stock, which amounts to $3,000,000 in total, has been deducted from net earnings available for common shareholders in the calculation of earnings (loss) per common share for the year ended September 30, 1996.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997, thus the Company will adopt SFAS No. 128 in the first quarter of fiscal 1998. Previously reported earnings per share will be restated at that time to conform to SFAS No. 128. This adoption is not expected to have a material impact on earnings per share as currently presented by the Company.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130, which is effective for fiscal years beginning after December 15, 1997, establishes disclosure standards for reporting comprehensive income in a full set of general-purpose financial statements. As SFAS No. 130 contains disclosure requirements only, its adoption is not expected to have an impact on the Company's financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") which is effective for periods beginning after December 15, 1997. SFAS No. 131 establishes standards for the way that public business enterprises report selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. As SFAS No. 131 contains disclosure requirements only, its adoption is not expected to have an impact on the Company's financial position or results of operations.

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

     RISKS AND UNCERTAINTIES

     The Company's Interest-only strip receivables are based upon estimates of future cash flows, which consider assumptions as to rates of prepayment and defaults of Title I Loans. It is at least reasonably possible that changes in the value of the Interest-only strip receivables could occur in the short-term and that the changes could be material to the Company's financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     RECLASSIFICATIONS

     Certain accounts and balances in the financial statements for the year ended September 30, 1996, have been reclassified to be consistent with the 1997 account classifications.

3.   LOANS HELD FOR SALE

     Loans held for sale consisted of the following at September 30:


                                                      1997             1996
                                                  -----------      -----------
        Title I Loans                             $ 8,264,335      $ 4,387,460
        Conventional loans                            800,545           52,462
        Commercial loans                                   --           51,620
        Capitalized loan origination fees and
          costs, net                                  440,090          113,008
                                                  -----------      -----------
                                                    9,504,970        4,604,550
        Allowance for credit losses                  (250,000)        (125,000)
                                                  -----------      -----------
                        Total                     $ 9,254,970      $ 4,479,550
                                                  ===========      ===========


4.   ALLOWANCE FOR CREDIT LOSSES

     Combined changes in the allowance for credit losses for Loans held for sale and Loans sold consisted of the following:

                                                      1997             1996
                                                  -----------      -----------

        Balance at beginning of year              $   300,000      $    80,000
        Provisions for credit losses                1,075,000          220,000
        Charge-offs                                  (205,685)              --
                                                  -----------      -----------
        Balance at end of year                    $ 1,169,315      $   300,000
                                                  ===========      ===========
        Components of the allowance at
          September 30:
        Allowance for credit losses on Loans
          held for sale                           $   250,000      $   125,000
        Allowance for credit losses on Loans
          sold                                        919,315          175,000
                                                  -----------      -----------
                                                  $ 1,169,315      $   300,000
                                                  ===========      ===========

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


5.   INTEREST-ONLY STRIP RECEIVABLES

     The activity in Interest-only strip receivables is summarized as follows for the years ended September 30:


                                                1997                  1996
                                             -----------        -----------
Balance, October 1                           $ 5,078,584        $        --
Additions                                     16,382,185          5,169,521
Amortization and payments                     (1,193,984)           (90,937)
Unrealized gains on trading securities         3,142,898                 --
Write-down for impairment                       (508,021)                --
Valuation allowance on available for
    sale securities                           (1,181,413)                --
                                             -----------        -----------
Balance, September 30                        $21,720,249        $ 5,078,584
                                             ===========        ===========

     The components of Interest-only strip receivables at September 30, 1997, are classified as follows:


                                                      1997
                                                ---------------
        Available for sale securities           $    13,670,755
        Trading securities                            8,049,494
                                                ---------------
        Total                                   $    21,720,249
                                                ===============


     Net income for fiscal 1997 includes a pre-tax charge of $508,021 relating to an impairment loss on Interest-only strip receivables. The impairment loss on Interest-only strip receivables resulted from increased rates of principal prepayments and defaults on certain loan pools serviced by the Company.

     Upon implementation of SFAS No. 125, the Company initially classified the Interest-only strip receivables arising from sale of Loans, including Loans sold on a whole loan basis or through the sale of Mortgage-backed securities, as trading securities. The Company has reclassified these Interest-only strip receivables at September 30, 1997, from trading to available for sale. The Company intended to resecuritize the Interest-only strip receivables during the third and fourth quarters of fiscal 1997; however, the Company elected to securitize only Mortgage-backed securities in the fourth quarter of fiscal 1997 and has deemed it impracticable to resecuritize the Interest-only strip receivables in the short term. Accordingly, securities totaling $2,889,152 have been transferred to the available for sale category at September 30, 1997. The Company had recognized a net unrealized gain of $83,087 prior to the transfer.

     The serviced Loan portfolio, which includes Loans sold to investors on a servicing retained basis and Loans retained by the Company, aggregated approximately $234,748,000 at September 30, 1997.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


6.   FURNITURE, FIXTURES AND EQUIPMENT

     Furniture, fixtures and equipment consisted of the following at September
     30:


                                                  1997                1996
                                              ----------          ----------
     Furniture and fixtures                   $  494,085          $  207,704
     Equipment                                   816,406             324,886
     Leasehold improvements                       58,588              12,569
     Software cost                               473,395             293,395
                                              ----------          ----------
                                               1,842,474             838,554
     Accumulated depreciation                   (476,788)           (192,472)
                                              ----------          ----------
                                              $1,365,686          $  646,082
                                              ==========          ==========

     At September 30, 1997, and 1996, furniture and fixtures includes $101,345 and $55,523, respectively, of assets under capital lease with an associated accumulated depreciation of $34,614 and $23,656, respectively.

7.   NOTE PAYABLE

     Note payable consisted of the following at September 30:


                                                                           1997                 1996
                                                                    ---------------        -------------
     Note payable to bank, guaranteed by certain stockholders of the Company, due on demand, or if no demand is made,
       due April 5, 1998, accruing interest at prime (8.50% at
       September 30, 1997) plus 2%;  monthly payments of
       $8,333 thereafter                                           $         50,010       $      158,339
                                                                  =================       ===============


               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


8.   REVOLVING LINES OF CREDIT

     The Company finances certain of its Loans held for sale through a $20,000,000 revolving line of credit agreement, which matures June 30, 1998, and had an outstanding balance of $2,861,304 at September 30, 1997. The Company receives funding for approximately 98% of the principal on each Loan it originates or purchases through the warehouse line. The outstanding principal is collateralized by the original notes and mortgages and repaid upon their sale. Interest accrues at 300 basis points over the Federal Funds rate (5.81% at September 30, 1997) and is due monthly. The agreement stipulates that the bank will hold the original notes and mortgages for all loans funded under the line as collateral. Upon sale of the loans, the purchaser funds the bank directly and the collateral is released.

     The Company also has a working capital line of credit (servicing collateralized) for up to $16,666,600 which matures June 30, 1998, and had an outstanding balance of $11,674,181 at September 30, 1997. At September 30, 1997, the interest rates on the two components of the working capital line ranged from 9.375% (30 day LIBOR plus 375 basis points) to 10.125% (30 day LIBOR plus 450 basis points). The weighted average interest rate for this facility at September 30, 1997, was 9.53%.

     In connection with both borrowings, Home has agreed to certain financial covenants regarding tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained.

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

     The composition of the revolving lines of credit was as follows at September 30, 1997:

        Payable to financial institution, warehouse line         $    2,861,304
        Payable to Fannie Mae, funding facilities                    19,857,098
        Payable to financial institution, working capital line       11,674,181
                                                                 --------------
                                                                 $   34,392,583
                                                                 ==============

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


9.   LOANS SOLD UNDER AGREEMENTS TO REPURCHASE

     Amounts payable under repurchase agreements represent secured borrowings used to finance certain Fannie Mae Mortgage-backed securities held by the Company. At September 30, 1997, the agreements were scheduled to mature in 24 days with the ability to renew for another 30 days at the option of the secured lender. The interest rate for the financing is variable based upon LIBOR. At September 30, 1997 the borrowing rate was 5.93%. These borrowings were collateralized by Mortgage-backed securities having an aggregate market value of $23,279,895 as of September 30, 1997.


10.  PREFERRED STOCK

     On June 18, 1996, the Company issued 1,500,000 shares of Preferred Stock, Series A, par value $.01 per share ("Series A Preferred Stock), for the purchase price of $1.50 per share or an aggregate of $2,250,000. A total of 1,000,000 shares of the Series A Preferred Stock was purchased by an unaffiliated entity pursuant to a Preferred Stock Purchase Agreement, dated May 3, 1996, as amended. A total of 166,667 shares of the Series A Preferred Stock were issued in 1996 in payment and discharge of an aggregate $250,000 principal amount of loans payable to certain stockholders of the Company.

     The Series A Preferred Stock has a cumulative annual preferred dividend of $.18 per share, payable quarterly before any distribution to holders of Common Stock, with mandatory payment of dividends required for the first year after issue. Shares of Series A Preferred Stock are convertible at any time into Common Stock at a conversion rate, subject to certain adjustments, of one share of Common Stock for each share of Series A Preferred Stock. The Series A Preferred Stock is redeemable at the option of the Company at par plus accrued, unpaid dividends, at any time after two years from the date of issuance. Each share of Series A Preferred Stock is entitled to one vote with respect to all matters submitted to a vote of the stockholders of the Company, and holders of Series A Preferred Stock are entitled to vote as a class as provided by law in connection with any amendment to the Articles of Incorporation or Bylaws of the Company, or any other corporate action that would adversely affect the holders of Series A Preferred Stock. Shares of Series A Preferred Stock are entitled to a liquidation preference of $1.50 per share, plus any accrued, unpaid dividends, before any distribution to holders of Common Stock upon dissolution of the Company.

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED



11.  INCOME TAXES

     The provision for income taxes for the years ended September 30, 1997 and 1996 is comprised of the following:


                                                  1997               1996
                                              -----------        -----------
          Current:
            Federal                          $     81,375       $  1,080,832
            State                                 418,337             23,711
                                              -----------        -----------
                                                  499,712          1,104,543

          Deferred (benefit) provision          2,495,284           (190,502)
                                              -----------        -----------
          Provision for income taxes         $  2,994,996       $    914,041
                                              ===========        ===========

     The components of deferred tax assets and liabilities were as follows at September 30:



                                                  1997               1996
                                              -----------        -----------
          Deferred tax liabilities:
            Unrealized gains                 $ (2,461,264)      $         --
            Depreciation and amortization         (64,309)           (39,075)
                                              -----------        -----------
            Total deferred tax liabilities     (2,525,573)           (39,075)
                                              -----------        -----------
         Deferred tax assets:
            Net operating loss carryforwards       73,230             73,230
            Allowance for credit losses           397,567            102,000
            Deferred compensation                 151,674                 --
            Unrealized gains                           --            127,577
                                              -----------        -----------
            Total deferred tax assets             622,471            302,807

            Valuation allowance                        --            (73,230)
                                              -----------        -----------
                                                  622,471            229,577
                                              -----------        -----------

            Net deferred tax assets
             (liabilities)                     (1,903,102)           190,502
                                              -----------        -----------
            Less amount related to equity        (401,685)                --
                                              -----------        -----------
                                             $ (2,304,787)      $    190,502
                                              ===========        ===========

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED



11.  INCOME TAXES, CONTINUED

     The reconciliation between the income tax provision and the income tax expense using the Federal statutory rate is as follows for the years ended September 30:


                                                           1997        1996
                                                        -----------  ----------
        Federal tax at statutory rate of 34%            $ 2,779,069 $ 1,183,290
        State income taxes, net of federal tax benefit      276,102      15,649
        Expenses not deductible for tax purposes             13,055       9,003
                                                        -----------  ----------
        Tax expense (benefit) before change in
         valuation allowance                              3,068,226   1,207,942
                                                        -----------  ----------
        Decrease in valuation allowance                     (73,230)   (293,901)
                                                        -----------  ----------
        Total income tax provision                      $ 2,994,996  $  914,041
                                                        ===========  ==========

     During the year ended September 30, 1996, the Company reversed a substantial portion of the valuation allowance recorded in prior years, as management believes that it is more likely than not that the Company will realize the deferred tax asset.

12.  GAIN ON SALE OF LOANS

     Gain on sale of Loans, as defined in Note 2, and the related cost is as follows for the years ended September 30:

                                                           1997        1996
                                                        -----------  ----------
     Gain on sale of Loans and Mortgage-backed
      securities:
       Cash                                             $ 3,239,290 $ 4,475,183
       Interest-only strip gains                         16,382,185   5,169,521
                                                        ----------- -----------
                                                         19,621,475   9,644,704

       Premiums, net                                     (7,184,567) (2,424,552)
       Origination fees                                   2,706,391     556,024
       Transaction costs                                    (15,128)    (22,669)
                                                        -----------  ----------
       Gain on sale of Loans and Mortgage-backed
        securities                                      $15,128,171 $ 7,753,507
                                                        =========== ===========

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED



12.  GAIN ON SALE OF LOANS, CONTINUED

     During the fourth quarter of fiscal 1997, the Company completed its first securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I, a Delaware business trust, issued and sold $47,154,000 of Asset Backed Bonds at 7.335% directly to an investor. The Bonds are collateralized by $48,116,652 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.25%. The Company retained a residual interest from the securitization which entitles it to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as to any remaining balances in the Mortgage-backed securities after the Bonds are paid in full. In addition, the Company earns an interest spread from the FHA Title I loans underlying these Mortgage-backed securities.


13.  SUPPLEMENTAL CASH FLOW DISCLOSURE

                                                            1997        1996
                                                        -----------  ----------

     Cash paid for interest                             $ 1,888,001  $  419,491
     Cash dividends paid                                    270,000          --
     Income taxes paid                                    1,204,563          --
     Noncash financing and investing activities:
          Change in Preferred stock dividend accrual             --      76,932
          Conversion of debt to equity                           --     250,000
          Issuance of options and warrants                  450,000          --
          Retention of interest in Mortgage-backed
           securities                                       962,652          --
          Issuance of Mortgage-backed securities         20,059,276          --
          Creation of Interest-only strip receivables    16,382,185          --


14.  COMMITMENTS AND CONTINGENCIES

     The Company leases its office space at its corporate headquarters and 13 branch offices through operating leases expiring through 2001. Rent expense for the years ended September 30, 1997 and 1996 totaled $466,542 and $270,670, respectively.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


14.  COMMITMENTS AND CONTINGENCIES, CONTINUED

     The Company also leases certain office equipment under various capital leases. The economic substance of these leases is that the Company is financing the acquisition of the assets through the leases. Certain other equipment is leased under operating leases. Required minimum rental payments for the remaining terms of the leases are as follows:


     Years Ending                           Capital Leases    Operating Leases
     ------------                           --------------    ----------------
       1998                                 $        32,376   $        575,045
       1999                                          12,393            541,708
       2000                                              --            538,500
       2001                                              --            410,001
       2002                                              --            164,351
       Less amount representing interest             (4,316)                --
                                             --------------    ---------------
                                            $        40,453    $     2,229,605
                                             ==============    ===============

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

     Home is required to maintain adjusted net worth, as defined by HUD, amounting to $250,000. At September 30, 1997, Home had adjusted net worth of $11,176,542.

     The Company and its subsidiary are taking actions to provide that their computer systems are capable of processing for the periods in the year 2000 and beyond. The costs associated with this are not expected to significantly affect operating cash flow; however, there is no assurance that the Company's actions in this regard will be successful.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED



15.  STOCK WARRANTS

     In May 1997, the Board of Directors authorized the issuance of warrants to acquire 150,000 shares of common stock of the Company at a price of $9.50 per share. The stock warrants were issued to affiliates of an investment-banking firm in connection with the termination by the Company of its service relationship with the investment-banking firm. The warrants are exercisable upon issuance and expire in May 2002. The fair value of these stock warrants was determined by application of the Black-Scholes option-pricing model. The fair value of these stock warrants, $391,500, was charged to operations for fiscal 1997, and classified as Other expense in the accompanying Consolidated Statements of Operations.


16.  STOCK OPTIONS

     HomeCapital issued options to an employee in June 1993 to purchase 409,668 shares of HomeCapital stock at $0.16 per share. The options, which are fully exercisable as of September 30, 1997, expire in the year 2001. None of these options have been exercised.

     Effective March 21, 1996, the Board of Directors of the Company adopted the HomeCapital Investment Corporation 1996 Stock Option Plan, which was ratified by stockholder vote on August 16, 1996. The 1996 Stock Option Plan was amended in September 1997, to increase the number of shares reserved for issuance under the Plan. The Stock Option Plan provides that up to 1,000,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends, mergers and similar transactions. At September 30, 1997, options to purchase an aggregate of 475,000 shares of Common Stock had been granted and are outstanding under the Stock Option Plan. Exercise prices per share range from $3.50 to $11.00. No options have been exercised. Subsequent to September 30, 1997, options to purchase an aggregate 404,500 shares of Common Stock were granted to certain officers and employees of the Company.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


16.  STOCK OPTIONS

     Under the 1996 Stock Option Plan, the Company may grant incentive and non-qualified options to eligible participants that vest in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The 1996 Stock Option Plan provides for a term of 10 years. All of the options have an exercise price equal to or greater than the fair market value of the stock at grant date. The options granted in fiscal 1996 and 1997 vest ratably over a period of either three or four years beginning on the first anniversary of the date of grant. A summary of the Company's 1996 Stock Option Plan as of September 30, 1997 and 1996, and changes during the years then ended are as follows:



                                                 Option             Option
                                                 Shares           Price Range
                                              ------------      --------------
        1996
        Outstanding at beginning of year           --           $     --
        Granted                                  200,000             3.50
        Exercised                                  --                 --
        Forfeited                                  --                 --
                                              ------------      --------------
        Outstanding at end of year               200,000        $    3.50
                                              ============      ==============

        1997
        Outstanding at beginning of year        200,000              3.50
        Granted                                 302,500          5.625 - 11.00
        Exercised                                  --                  --
        Forfeited                               (27,500)         5.625 - 6.125
                                              ------------      --------------
        Outstanding at end of year              475,000         $ 3.50 - 11.00
                                              ============      ==============

     The number of options exercisable at September 30, 1997 and 1996, was 66,667 and zero, respectively. The weighted-average fair value of options granted during 1997 and 1996 was $2.39 and $1.35, respectively.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED



16.  STOCK OPTIONS, CONTINUED

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for grants in fiscal 1996 and 1997: a dividend yield of 0%; a risk-free interest rate range of 6.16% to 6.79%; an expected life of 10 years for all grants; and a volatility range of 44% to 53%.

     Options outstanding as of September 30, 1997 are summarized below:



                        Options Outstanding                                   Options Exercisable
-----------------------------------------------------------------------   --------------------------
       Range                                Weighted         Weighted                    Weighted
        of                 Number            Average          Average       Number        Average
     Exercise               Out-            Remaining        Exercise        Exer-        Exercise
      Prices              standing      Contractual Life       Price       cisable         Price
--------------------   --------------   ----------------   ------------   ---------      ---------
$3.50 to $5.63             397,500             8.84            $4.56        66,667         $3.50

$6.13 to $11.00             77,500             9.56            $9.65             0           NA
---------------            -------            -----            -----       -------         -----

$3.50 to $11.00            475,000             8.95            $5.39        66,667         $3.50
===============            =======            =====            =====       =======         =====


     The Company applies APB Opinion 25 and related Interpretations in accounting for the Plans.



     Had the compensation cost for the Company's stock-based compensation plans been determined consistent with SFAS 123, the Company's pro forma net income and pro forma net income per common share for the years ended September 30, 1997 and 1996 would approximate the amounts below:



                              September 30, 1997               September 30, 1996
                         ----------------------------     ----------------------------
                           As Reported     Pro Forma       As Reported      Pro Forma
                         ----------------  -----------    ----------------  -----------
Net income                   $5,178,737     $4,720,672       $2,566,223      $2,395,156
Net income (loss)
  per common share                 $.57           $.51           $(0.07)         $(0.10)


     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards granted prior to the 1996 fiscal year.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


16.  STOCK OPTIONS, CONTINUED

     In addition to the employee stock options described above, the Company granted 250,000 stock options to nonemployees rendering financial advisory services to the Company. The options vested upon issuance, have a five-year term, an exercise price of $8.125, and are outstanding as of September 30, 1997. The fair value of the stock options of $655,000 was determined under the Black-Scholes option-pricing model and will be amortized into expense in equal monthly installments over a two-year period. During fiscal 1997, a total of $58,500 was charged to operations.

     In addition to the 1996 Stock Option Plan, in September 1997, the Company established the Non-Employee Director Compensation Plan ("Director Plan"). The Director Plan provides cash compensation and options to purchase Common Stock of the Company for persons who serve as members of the Board of Directors of either or both of the Company and HOME ("Directors") and who are not otherwise employed by the Company or HOME ("Participants"). The Director Plan provides for an annual retainer of $10,000 payable each year immediately following the annual election of a Participant as a Director, or upon the initial election of the Participant as a Director, if not at an annual meeting of stockholders. Participants will also receive a fee of $1,000 and reimbursement for accountable expenses in connection with each meeting of the board of directors attended.

     The Director Plan also provides for the granting of non-qualified stock options to each Participant. The Director Plan authorizes the issuance of options to purchase 15,000 shares of Common Stock of the Company to each Participant as of the date of election to the Board of Directors and an annual award of options to purchase 3,000 shares of Common Stock immediately following the election of each Participant as a Director on the date of the annual meeting of stockholders.

     Options granted under the Director Plan have an exercise price equal to the fair market value of the Common Stock on the date that the options are granted. The Director Plan contains provisions for adjustment of the number of shares available for options and subject to unexercised options under the Director Plan in the event of stock splits, dividends payable in Common Stock, business combinations or certain other events. The Board of Directors has initially reserved up to 250,000 shares of Common Stock for issuance under the Director Plan.

     Each option granted under the Director Plan is exercisable as to 20% of the shares subject to the option each year for five (5) consecutive years following the date of grant. Unexercised options shall expire ten (10) years after the date of grant, and within 180 days after termination of service as a Director, disability or death of the Participant.

     At September 30, 1997, no options have been granted under this Plan.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED



17.  RELATED PARTY TRANSACTIONS

     The Company paid consulting fees and expenses of approximately $377,744 and $74,252 to certain directors of the Company for the years ended September 30, 1997 and 1996, respectively. In addition, the Company incurred $90,000 related to legal services provided by a board member.

     During the years ended September 30, 1997 and 1996, the Company paid inspection fees totaling $145,380 and $69,715, respectively, to a company controlled by a relative of the President of the Company.

18.  401(K) PROFIT SHARING PLAN

     Home sponsors a savings and investment plan (the "Plan") intended to qualify under Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). All full-time employees of Home who are at least
     20.5 years of age may participate in the Plan. Participating employees may make pre-tax contributions, subject to limitations under the Code, not to exceed 18% of their total compensation. Home, in its sole discretion, may make matching contributions for the benefit of all participants who make pre-tax contributions, as well as discretionary contributions for the benefit of all participants regardless of whether they elect to make pre-tax contributions to the Plan. All employee contributions are fully vested. Matching and discretionary contributions will vest 20% after two years of service and an additional 20% per year of service thereafter, provided that such contributions become 100% vested upon an employee's death, disability or retirement. The Plan was adopted January 1, 1995, and Home has not made any contributions to the Plan through September 30, 1997.

19.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


19.  FAIR VALUE OF FINANCIAL INSTRUMENTS, CONTINUED

     Estimated fair values, carrying values and various methods and assumptions used in valuing the Company's financial instruments at September 30, 1997 are set forth below.

                                                  Carrying     Estimated Fair
                                                   Value           Value
                                                ------------    ------------
     Financial Assets:
       Cash Overdraft (a)                       $   (543,522)   $   (543,522)
       Loans held for sale (b)                     9,254,970       9,475,271
       Mortgage-backed securities (c)             23,279,895      23,279,895
       Interest-only strip  receivables (d):
         Trading securities                        8,049,494       8,049,494
         Available for sale securities            13,670,755      13,670,755
       Retained interest                             962,652         962,652
     Financial Liabilities:
       Debt obligations (e)                       42,156,046      42,156,046

     ___________
     (a) The carrying value of cash is considered to be a reasonable estimate of fair value.
     (b) The fair value is estimated by using current investor yields or outstanding commitments from investors after consideration of non-qualified loans and the collateral securing such Loans.
     (c) The fair value is based on quotes from independent market sources.
     (d) The fair value is estimated by discounting expected future cash flows (as adjusted for Loan delinquencies, defaults and prepayments) using rates available for instruments with similar risks, terms and remaining maturities.
     (e) The debt obligations are primarily adjustable rate instruments and indexed to the prime rate, LIBOR or Federal Funds rate; therefore, carrying value is a reasonable estimate of fair value. Capitalized equipment leases have implicit fixed interest rates ranging from 12.4% to 18.9%, which approximate fair value in the aggregate.

     The fair value estimates made at September 30, 1997 were based upon pertinent market data and relevant information on the financial instruments at that time. These estimates do not reflect any premium or discount that could result from a single sale of the entire portion of the financial instrument. Because no market exists for a portion of the financial instruments, fair value estimates may be based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


20.  SELECTED QUARTERLY DATA (UNAUDITED)

     The following financial data summarizes quarterly results for the Company for the years ended September 30, 1997 and 1996:

                                                              Three Months Ended
                                     ------------------------------------------------------------------
                                     December 31         March 31          June 30         September 30
                                     ------------      ------------      ------------      ------------
Fiscal 1997
  Revenues                           $  5,612,349      $  5,189,962      $  4,390,356      $  8,776,151
  Net income                            2,244,160         1,544,693           210,352         1,179,532
  Income per common share
  - fully diluted                             .23               .15               .02               .11

Fiscal 1996
  Revenues                              1,526,098         1,345,414         1,803,760         4,238,331
  Net income                              443,862           201,680           166,876         1,753,805
  Income (loss) per common share
  - fully diluted                             .059             .025             (.397)              .21

21.  CONCENTRATIONS

     For the years ended September 30,1997 and 1996, the Company recognized gain on sale of loans and Mortgage-based securities to Fannie Mae in the amount of approximately $11,700,000 and $13,100,000, respectively, which represents 77.6% and 86.6%, respectively, of total gain on sale of loans and Mortgage-backed securities.

     For the years ended September 30, 1997 and 1996, Title I Loan origination and production (exclusive of paydowns and repurchases) is summarized as follows:

                                               1997                    1996
                                      ----------------------  ------------------------
       Source of Loan Production         Amount         %         Amount          %
     -----------------------------   --------------  -------  --------------   -------
     Correspondent Loans             $ 130,377,698    79.9%   $  76,020,078     78.3%
     Dealer Loans                        4,882,974     3.0       15,440,132     15.9
     Direct Loans                       11,979,462     7.4        5,606,397      5.8
     Bulk Purchases                     15,852,112     9.7          --           0.0
                                     -------------    ----    -------------     ----
                                     $ 163,092,246     100%   $  97,066,607      100%
            Total Title I Loans      =============    ====    =============     ====


     Of the Title I Loans originated in fiscal 1997 and 1996, seven Loan Correspondents and five Loan Correspondents accounted for 39.3% and 36.8%, respectively, of total Title I Loan production. Each of these Loan Correspondents individually accounted for more than 3.7% of total Title I Loan production.

     The following table sets forth the states that represent the geographic location of Loan originations greater than 2.0% of total Title I Loans for the years ended September 30, 1997 and 1996:


                  State            1997       1996
                  -----            ----       ----

                 California       71.5%      67.3%
                 Texas             7.0       17.9
                 Florida          10.5        4.0
                 Arizona           2.0         --
                 Nevada             --        4.3
                                  ----       ----
                                  91.0%      93.5%
                                  ====       ====

     The Company also originates conventional home improvement Loans through several arrangements with other home improvement lenders on a pre-approved basis. Total conventional loans originated in fiscal 1997 and 1996 were $18,718,072 and $3,105,374, respectively. At September 30, 1997 and 1996,
     $800,545 and $52,462, respectively, of conventional loans were held for sale under firm purchase commitments.

22.  SUBSEQUENT EVENTS (UNAUDITED)

     During the first quarter of fiscal 1998, the Company completed its second securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I, a Delaware business trust, issued and sold $39,193,258 of Asset Backed Bonds at 7.261% directly to an investor. The Bonds are collateralized by $39,589,150 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.24%. The Company retained the residual interest from the securitization and is entitled to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as any remaining Mortgage-backed securities after the Bonds are paid in full. In addition, the Company earns an interest spread from the FHA Title I loans underlying these Mortgage-backed securities.

     Also during the first quarter of fiscal year 1998, the Company sold $6.9 million of Fannie Mae Mortgage-backed securities with an average interest rate of approximately 9.7% for total sales proceeds of approximately $7.5 million.