Form 10QSB
period 1997-12-31
HOMECAPITAL INVESTMENT CORP
filed 1998-02-17
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended December 31, 1997.

[  ] Transition report under Section 13 or 15(d) of the Exchange Act

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

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No _____

     As of January 31, 1998, there were 8,271,860 shares of common stock of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):  Yes_____
     No  X
        ---

          The Exhibit Index appears on page 25.

                       HOMECAPITAL INVESTMENT CORPORATION

                              Index to Form 10-QSB


PART I.                FINANCIAL INFORMATION               Page No.
                                                           --------

Item 1.     Financial Statements

            Consolidated Balance Sheet
            As of December 31, 1997 (Unaudited)                   3

            Consolidated Statements of Operations
            For the Three Months Ended December 31, 1997
            and 1996 (Unaudited)                                  4

            Consolidated Statements of Cash Flows
            For the Three Months Ended December 31, 1997
            and 1996 (Unaudited)                                  5

            Notes to Financial Statements                         6

Item 2.     Management's Discussion and Analysis or
            Plan of Operation.                                   16

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities.                               25
Item 6.     Exhibits and Reports on Form 8-K.                    25

SIGNATURES

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 1997
                                  (Unaudited)

                          ASSETS

    Cash                                                     $             4,202
    Cash deposits, restricted                                            579,745
    Loans held for sale, net                                          11,613,355
    Mortgage-backed securities                                        14,009,680
    Interest-only strip receivables                                   27,405,521
    Retained interest in securitized assets                            1,358,544
    Prepaid expenses and other assets                                  3,541,463
    Furniture, fixtures and equipment, net                             1,342,180
                                                           ---------------------
                        Total assets                         $        59,854,690
                                                           =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

    Bank overdraft                                           $         1,888,942
    Note payable                                                          33,344
    Revolving lines of credit                                         36,877,050
    Capital lease obligations                                             34,532
    Accrued expenses and other liabilities                             4,297,649
    Allowance for credit losses on loans sold                          1,519,315
    Income taxes payable                                                  64,198
    Deferred tax liabilities                                           2,788,918
                                                           ---------------------
                        Total liabilities                             47,503,948
                                                           =====================

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value; 10,000,000 shares
         authorized; 1,458,333 shares of cumulative
          convertible Series A stock issued and outstanding
          (liquidation value of $2,187,500)                               14,583


    Common stock, $.01 par value; 100,000,000 shares
         authorized; 8,268,527 shares issued and
         outstanding                                                      82,685


    Additional paid-in capital                                         6,215,054
    Retained earnings                                                  7,331,741
    Valuation of securities available for sale, net of tax            (1,237,821)
    Notes receivable for stock issued                                    (55,500)
                                                           ---------------------

                        Total stockholders' equity                    12,350,742
                                                           ---------------------

                        Total liabilities and
                         stockholders' equity                $        59,854,690
                                                           =====================

The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                    1997                         1996
                                                           --------------------          -----------------
Revenues:
    Gain on sale of loans and mortgage-backed securities   $          4,961,613          $       4,787,120
    Net unrealized gain on valuation of investment
       securities                                                     2,482,301                          -
    Interest - loans                                                    870,434                    364,443
    Interest - investments                                              917,554                      1,235
    Loan servicing income                                                     -                    422,482
    Other income                                                        165,818                     37,069
                                                         ----------------------        -------------------
                        Total revenues                                9,397,720                  5,612,349
                                                         ----------------------        -------------------
Costs and Expenses:
    Salaries and employee benefits                                    3,144,891                    779,949
    Servicing costs                                                     416,267                    179,909
    Loan costs                                                          893,577                    340,828
    General and administrative                                        1,545,604                    497,625
    Occupancy                                                           196,589                    111,325
    Interest                                                          1,093,192                    243,476
                                                         ----------------------        -------------------
                        Total costs and expenses                      7,290,120                  2,153,112
                                                         ----------------------        -------------------
Income before income taxes                                            2,107,600                  3,459,237
Provision for income taxes                                              800,888                  1,215,077
                                                         ----------------------        -------------------
                        Net income                         $          1,306,712          $       2,244,160
                                                         ======================        ===================

Income per common share:
    Basic:
        Earnings per common share                          $                .15          $             .29
                                                         ======================        ===================
        Weighted average number of common shares
          outstanding                                                 8,247,711                  7,627,365
                                                         ======================        ===================

   Diluted:
        Earnings per common share                          $                .13          $             .23
                                                         ======================        ===================
         Weighted average number of common shares
          outstanding                                                10,217,567                  9,738,657
                                                         ======================        ===================


The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Three Months Ended December 31, 1997 and 1996
                                  (Unaudited)

                                                                      1997                             1996
                                                             --------------------             -------------------
Cash flows from operating activities:
   Net income                                                $         1,306,712              $        2,244,160
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
   Depreciation and amortization                                         146,846                         265,108
   Deferred tax (benefit) provision                                    1,121,802                        (110,088)
   Provision for credit losses                                           600,000                         200,000
   Issuance of warrants and options                                       81,345                               -
   Gain on sales of loans and mortgage-backed  securities             (4,961,613)                     (4,787,120)
   Unrealized gain from valuation of trading account
    securities                                                        (2,576,689)                              -
   Loss on impairment of interest-only strip receivables                  94,388                               -
   Proceeds from sales of loans and mortgage-backed
    securities                                                        64,009,605                      36,258,086
   Purchase and origination of loans                                 (57,529,273)                    (38,618,789)
   Change in operating assets and liabilities:
      Decrease in cash deposits, restricted                            1,044,037                         237,646
      Decrease in accrued interest receivable                            114,985                          10,289
      Increase in prepaid and other assets                            (1,162,728)                       (323,698)
      Increase in accrued expenses and other liabilities                 639,670                         109,988
                                                              ------------------              ------------------
      Net cash provided by (used in) operating activities              2,929,087                      (4,514,418)
                                                              ------------------              ------------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment                         (96,494)                       (218,075)
   Payments received on interest-only strip receivables                1,101,162                               -
                                                              ------------------              ------------------
   Net cash provided by (used in) investing activities                 1,004,668                        (218,075)
                                                              ------------------              ------------------
   Cash flows from financing activities:
   Increase in revolving lines of credit                               2,484,467                       4,373,690
   Decrease in payable under securities loan agreements               (7,673,000)                              -
   Payments on note payable                                              (16,666)                        (24,999)
   Proceeds from exercise of Series A warrants                                 -                         949,831
   Proceeds from exercise of other warrants                                    -                          92,700
   Bank overdraft                                                      1,345,420                               -
   Payments on capital lease obligations                                  (5,921)                         (2,896)
   Preferred stock dividends                                             (68,055)                        (68,054)
                                                             -------------------              ------------------
      Net cash provided by (used in) financing activities             (3,933,755)                      5,320,272
                                                             -------------------              ------------------
Increase in cash                                                               -                         587,779

Cash, beginning of period                                                  4,202                         343,484
                                                           ---------------------            --------------------
Cash, end of period                                          $             4,202              $          931,263
                                                           =====================            ====================

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS
     --------------------

     THE COMPANY AND SUBSIDIARY
     --------------------------

     The consolidated financial statements include the accounts of HomeCapital Investment Corporation, a public holding company, ("HomeCapital"), incorporated in the state of Nevada on October 8, 1980, and its wholly-owned subsidiary, HomeOwners Mortgage & Equity, Inc. ("Home", collectively, the "Company").

     DESCRIPTION OF OPERATIONS
     -------------------------

     The Company, through wholesale and retail sources, originates and purchases home improvement loans, and other second lien mortgage loans ("Loans") and disposes of such Loans through direct sale, securitization or conversion to Mortgage-backed securities. The Company is an approved lender under the Department of Housing and Urban Development ("HUD") Federal Housing Administration ("FHA") Title I Program, which provides FHA insurance against losses on eligible property improvement and manufactured housing loans ("Title I Loans"). As an FHA approved lender, the Company is subject to regulation and examination by HUD. Under the program, the FHA insures 90% of the principal balance of each Title I Loan and certain interest costs, subject to the amount of insurance available in the Company's reserve account maintained by the FHA. The Company also holds approval from HUD under the FHA Title II Program; however the Company had not originated any Loans pursuant to that Program as of December 31, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     ADJUSTMENTS TO INTERIM FINANCIAL STATEMENTS
     -------------------------------------------

     The interim financial statements of the Company at December 31, 1997 and for the three month periods ended December 31, 1997 and 1996, reflect all adjustments (consisting solely of normal recurring adjustments), which, in the opinion of management, are necessary to present fairly the results of operations and financial position. The results of operations of any interim period are not necessarily indicative of the results of operations for a full year.

     CREDIT CONCENTRATIONS
     ---------------------

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, Loans held for sale, Mortgage-backed securities, Retained interest, and Interest-only strip receivables. Concentration of credit risk and mitigating factors regarding Loans, Mortgage-backed securities, Retained interest, and Interest-only strip receivables are described in the Notes to the Financial Statements included in the annual report of the Company on Form 10-KSB for the year ended September 30, 1997.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     -----------------------------------------------------

     The Company places its cash in various major financial institutions thereby limiting the exposure of the Company's cash to concentrations of credit risk. See Note 11.

     The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. As of December 31, 1997, the Company had outstanding commitments to extend credit or purchase loans in the amounts of approximately $26,739,000.

     Credit concentrations of the Company's loans serviced which give rise to Interest-only strip receivables are discussed in Note 11.

     EARNINGS PER SHARE
     ------------------

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997, thus the Company adopted SFAS No. 128 for the three month period ended December 31, 1997. Previously reported earnings per share have been restated to conform to SFAS No. 128.

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Net earnings used in the computation of basic earnings per share are reduced by preferred stock dividend requirements. Diluted earnings per share assumes conversion of the Company's 1,458,333 outstanding shares of Preferred Stock, Series A, and the exercise of outstanding stock options and stock warrants.

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

     RISKS AND UNCERTAINTIES
     -----------------------

     The Company's Interest-only strip receivables are based upon estimates of future cash flows, which consider assumptions as to rates of prepayment and defaults of Title I Loans. There is a reasonable possibility that changes in the value of the Interest-only strip receivables could occur in the short-term and that the changes could be material to the Company's financial statements.

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.    LOANS HELD FOR SALE
      -------------------

        Loans held for sale consisted of the following at December 31, 1997:

                Title I Loans                                         $        9,663,738
                Conventional loans                                             1,662,099
                Capitalized loan origination fees
                and costs, net                                                   537,518
                                                                    --------------------
                                                                              11,863,355

                Allowance for credit losses                                     (250,000)
                                                                    --------------------
                                               Total                  $       11,613,355
                                                                    ====================

4.    ALLOWANCE FOR CREDIT LOSSES
      ---------------------------

     Combined changes in the allowance for credit losses for Loans held for sale and Loans sold consisted of the following for the three months ended December 31, 1997:

             Balance at beginning of period                      $       1,169,315
             Provisions for credit losses                                  600,000
                                                               -------------------
             Balance at end of period                            $       1,769,315
                                                               ===================

             Components of the allowance at December 31:
             Allowance for credit losses on Loans held for sale  $         250,000
             Allowance for credit losses on Loans sold                   1,519,315
                                                               -------------------
                                                                 $       1,769,315
                                                               ===================

                HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.   INTEREST-ONLY STRIP RECEIVABLE
     ------------------------------

     The activity in Interest-only strip receivables is summarized as follows for the three month period ended December 31:

                                                             1997
                                                     -------------------

Balance, October 1                                     $      21,720,249
Additions                                                      6,661,368
Payment received, net of amortization                         (1,101,162)
Unrealized gains on trading securities                           913,529
Write-down for impairment                                        (94,388)
Valuation allowance on available for
    sale securities                                             (694,075)
                                                     -------------------
Balance, December 31                                   $      27,405,521
                                                     ===================

     The components of Interest-only strip receivables at December 31, 1997, are classified as follows:

                                                            1997
                                                     -------------------

Available for sale securities                          $      13,044,586
Trading securities                                            14,360,935
                                                     -------------------

Total                                                  $      27,405,521
                                                     ===================

     Net income for the three month period ended December 31, 1997 includes a pre-tax charge of $94,388 relating to an impairment loss on Interest-only strip receivables. The impairment loss on Interest-only strip receivables resulted from increased rates of principal prepayments and defaults on certain loan pools serviced by the Company.

     The serviced Loan portfolio, which includes Loans sold to investors on a servicing retained basis and Loans retained by the Company, aggregated approximately $268,351,000 at December 31, 1997.

                HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.   REVOLVING LINES OF CREDIT
     -------------------------

     The Company finances certain of its Loans held for sale through a $20,000,000 revolving line of credit agreement, which matures June 30, 1998, and had an outstanding balance of $3,601,920 at December 31, 1997. The Company receives funding for approximately 98% of the principal on each Loan it originates or purchases through the warehouse line. The outstanding principal is collateralized by the original notes and mortgages and repaid upon their sale. Interest accrues at 300 basis points over the federal funds rate (5.84% at December 31, 1997) and is due monthly. The agreement stipulates that the bank will hold the original notes and mortgages for all loans funded under the line as collateral. Upon sale of the loans, the purchaser funds the bank directly and the collateral is released.

     The Company also has a working capital line of credit (servicing collateralized) for up to $16,666,600 which matures June 30, 1998, and had an outstanding balance of $15,320,468 at December 31, 1997. The agreement requires interest only payments monthly. At December 31, 1997, the interest rates on the two components of the working capital line ranged from 9.5% (30 day LIBOR plus 375 basis points) to 10.25% (30 day LIBOR plus 450 basis points). The weighted average interest rate for this facility at December 31, 1997, was 9.81%.

     Under terms of the working capital line of credit, the bank determines at its sole discretion the collateral value as of the end of each fiscal quarter using information provided by an outside consulting firm. As of December 31, 1997, the lender determined, based upon such information, that a principal repayment of approximately $940,000 was required under terms of its credit agreement. The lender has agreed to be repaid an initial payment of $300,000 which was made on February 12, 1998, and with the balance due on or before March 31, 1998.

     In connection with both borrowings, the Company has agreed to certain covenants, including without limitation, regarding tangible net worth, adjusted tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained. As of December 31, 1997, the Company was in violation of certain financial covenants which have been waived by the bank.

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

             HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                 NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.   REVOLVING LINES OF CREDIT, CONTINUED
     ------------------------------------

     The composition of the revolving lines of credit was as follows at December 31, 1997:

             Payable to financial institution, warehouse line                $    3,601,920
             Payable to Fannie Mae, funding facilities                           17,954,662
             Payable to financial institution, working capital line              15,320,468
                                                                          -----------------
                                                                             $   36,877,050
                                                                          =================

7.   PREFERRED STOCK
     ---------------

     On June 18, 1996, the Company issued 1,500,000 shares of Preferred Stock, Series A, par value $.01 per share ("Series A Preferred Stock"), for the purchase price of $1.50 per share or an aggregate of $2,250,000. Cash dividends on the Series A Preferred Stock have been paid on the first full four quarters since the issuance date of the Series A Preferred Stock. At December 31, 1997, dividends in the amount of $143,512 are in arrears and payable.

     During the three month period ended December 31, 1997, 41,667 shares of Series A Preferred Stock were converted to Common Stock.

8.   INCOME TAXES
     ------------

     The reconciliation between the income tax provision and the income tax expense using the federal statutory rate is as follows for the three month periods ended December 31:

                                                                         1997                      1996
                                                                -------------------       -----------------

            Federal tax at statutory rate of 34%                  $       716,584           $     1,176,141
            State income taxes, net of federal tax benefit                 78,662                    37,270
            Expenses not deductible for tax purposes                        5,642                     1,666
                                                                -------------------       -----------------
            Total income tax provision                            $       800,888           $     1,215,077
                                                                ===================       =================

9.    GAIN ON SALE OF LOANS
      ---------------------

     Gain on sale of Loans and the related cost is as follows for the three month periods ended December 31:

                                                                         1997                        1996
                                                                  ---------------             ---------------
        Gain on sale of Loans and Mortgage-backed securities:
          Cash                                                    $       659,430             $       326,131
          Interest-only strip gain                                      4,764,249                   5,659,559
                                                                -----------------           -----------------
                                                                        5,423,679                   5,985,690

          Premiums, net                                                (2,532,723)                 (1,293,154)
          Origination fees                                              2,095,071                     103,281
          Transaction costs                                               (24,414)                     (8,697)
                                                                -----------------           -----------------

          Gain on sale of Loans and Mortgage-backed securities    $     4,961,613             $     4,787,120
                                                                =================           =================

                HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.   GAIN ON SALE OF LOANS, CONTINUED
     --------------------------------

     During the three month period ended December 31, 1997, the Company completed a securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I, a Delaware business trust, issued and sold $39,193,258 of Asset Backed Bonds at 7.261% directly to an investor. The Bonds are collateralized by $39,589,150 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.24%. The Company retained the residual interest from the securitization and is entitled to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as any remaining Mortgage-backed securities after the Bonds are paid in full. In addition, the Company earns an interest spread from the FHA Title I loans underlying the Mortgage-backed securities. Also during the same period, the Company sold $6.9 million of Fannie Mae Mortgage-backed securities with an average interest rate of approximately 9.7% for total sales proceeds of approximately $7.5 million.

10.  STOCK OPTIONS
     -------------

     HomeCapital issued options to an employee in June 1993 to purchase 409,668 shares of Common Stock at $0.16 per share. The options, which are fully exercisable as of December 31, 1997, expire in the year 2001. None of these options have been exercised.

     Effective March 21, 1996, the Board of Directors of HomeCapital adopted the HomeCapital Investment Corporation 1996 Stock Option Plan, which was ratified by stockholder vote on August 16, 1996. The 1996 Stock Option Plan was amended in September 1997, to increase the number of shares reserved for issuance under the Plan. The Stock Option Plan provides that up to 1,000,000 shares of Common Stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends, mergers and similar transactions. At December 31, 1997, options to purchase an aggregate of 879,500 shares of Common Stock had been granted and are outstanding under the Stock Option Plan, including options to purchase an aggregate of 404,500 shares of Common Stock that were granted in October, 1997. Exercise prices per share range from $3.50 to $11.00. No options have been exercised.

     Under the 1996 Stock Option Plan, the Company may grant incentive and non-qualified options to eligible participants that vest in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. The 1996 Stock Option Plan provides for a term of 10 years. All of the options have an exercise price equal to or greater than the fair market value of the stock at grant date. The options granted vest ratably over a period of three to five years beginning on the first anniversary of the date of grant.

                HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.  STOCK OPTIONS, CONTINUED
     ------------------------

     In addition to the employee stock options described above, HomeCapital granted 250,000 stock options in fiscal 1997 to nonemployees rendering financial advisory services to the Company. The options vested upon issuance, have a five-year term, an exercise price of $8.125, and are outstanding as of December 31, 1997. The fair value of the stock options of $655,000 was determined under the Black-Scholes option-pricing model and will be amortized into expense in equal monthly installments over a two-year period. During the three month period ended December 31, 1997, a total of $81,345 was charged to operations.

     In addition to the 1996 Stock Option Plan, in September 1997, HomeCapital established the Non-Employee Director Compensation Plan ("Director Plan"). The Director Plan provides cash compensation and options to purchase Common Stock of HomeCapital for persons who serve as members of the Board of Directors of either or both of HomeCapital and Home ("Directors") and who are not otherwise employed by HomeCapital or Home ("Participants"). The Director Plan provides for an annual retainer of $10,000 payable each year immediately following the annual election of a participant as a Director, or upon the initial election of the Participant as a Director, if not at an annual meeting of stockholders. Participants will also receive a fee of $1,000 and reimbursement for accountable expenses in connection with each meeting of the board of directors attended.

     The Director Plan also provides for the granting of non-qualified stock options to each Participant. The Director Plan authorized the issuance of options to purchase 15,000 shares of Common Stock of HomeCapital to each Participant as of the date of election to the Board of Directors and an annual award of options to purchase 3,000 shares of Common Stock immediately following the election of each Participant as a Director on the date of the annual meeting of stockholders.

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

                HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

10.  STOCK OPTIONS, CONTINUED
     ------------------------

     At December 31, 1997, 120,000 options have been granted under this Plan with an exercise price of $8.375.

11.  CONCENTRATIONS
     ---------------

     For the three month periods ended December 31,1997 and 1996, Title I Loan origination and production (exclusive of paydowns and repurchases) is summarized as follows:

                                                       1997                                      1996
                                           -----------------------------             ----------------------------
          Source of Loan Production              Amount               %                    Amount              %
       ------------------------------      ----------------      ------             ----------------      ------

         Correspondent Loans                 $   37,704,415        92.6%               $   33,268,968        86.7%
         Dealer Loans                                 9,000           -                     2,644,339         6.9
         Direct Loans                             2,986,095         7.4                     2,437,524         6.4
                                           ----------------      ------              ----------------      ------
                  Total Title I Loans        $   40,699,510         100%                $  38,350,831         100%
                                           ================      ======              ================      ======

     The Company also originates coventional home improvement and other second mortgage Loans through arrangements with other lenders on a pre-approved basis. Total conventional loans originated for the three months ended December 31, 1997 and 1996 were $16,825,327 and $477,529, respectively. At December 31, 1997 and 1996, $1,662,099 and $60,385, respectively, of conventional loans were held for sale under firm purchase commitments.

     Prior to October 1995, the Company sold all of its loans held for sale on a servicing released basis. In October 1995, the Company commenced selling the majority of its loan production to its then warehouse lender on a servicing retained basis. Subsequently, the Company was approved as a Seller/Servicer with Fannie Mae to sell Title I Loans to Fannie Mae, and in June 1996, began selling the majority of its Title I Loans to Fannie Mae on a servicing retained basis. In March 1997, the Company began exchanging the majority of its Title I Loans for Fannie Mae Mortgage-backed securities and, until May 1997, the Company simultaneously sold these Mortgage-backed securities after exchanging its Title I Loans. The following is a summary of Loans and Mortgage-backed securities sold or created during the three month periods ended December 31, 1997 and 1996.

                HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.  CONCENTRATIONS, CONTINUED
     -------------------------


       Title I Loans Sold or Exchanged:                      1997                         1996
     --------------------------------------------------------------------       -----------------------

       Servicing released                             $           691,500         $           3,381,867
       Servicing retained:
         Fannie Mae - Whole loan sales                            576,605                    34,204,839
         Fannie Mae - Mortgage-backed
           securities sold                                      7,292,371                             -

         Fannie Mae - Loans exchanged
           for Mortgage-backed securities                      12,346,634                             -

       Asset-backed Securitizations                            39,589,150                             -
                                                  -----------------------       -----------------------
                                                               59,804,760                    34,204,839
                                                  -----------------------       -----------------------
       Total Title I Loans Sold or Exchanged          $        60,496,260         $          37,586,706
                                                  =======================       =======================

     As of December 31, 1997, the aggregate outstanding principal balance of all Title I Loans serviced by HOME totaled approximately $268,351,000, representing 12,588 loans.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          HomeCapital Investment Corporation, a Nevada corporation (the "Company" or "Registrant"), is a holding company, which conducts its business entirely through a wholly-owned subsidiary, HomeOwners Mortgage & Equity, Inc., a Delaware corporation ("Home"). All references herein to the Company include Home, unless the context otherwise requires.

          Home is a specialized consumer finance company organized in 1993 to originate, purchase, sell and service home improvement loans and other second mortgage loans secured by residential property. Home primarily finances Title I home improvement loans ("Title I Loans") and conventional consumer and home equity loans that may fund a variety of borrower needs ("Conventional Loans"). Loans originated or purchased by Home are financed through warehouse credit lines and then sold to the Federal National Mortgage Association ("Fannie Mae"), secondary market mortgage investors and other financial institutions or exchanged for Fannie Mae Mortgage-backed securities. Home originates and purchases its loans through two primary sources: wholesale (i.e., "Correspondent Loans") and retail (i.e., "Direct Loans"). Home purchases Correspondent Loans through a national network of mortgage company loan correspondents ("Correspondents"). Home originates Direct Loans by direct mail solicitation of individual homeowners, through referrals from home improvement contractors, located principally in the Southwestern and Western regions of the United States, and through special marketing arrangements with home improvement supply and installation firms ("Corporate Alliances") to provide loans to customers of these firms.

RESULTS OF OPERATIONS
---------------------

THREE MONTHS ENDED DECEMBER 31, 1997 ("1997 PERIOD"), COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996 ("1996 PERIOD"):

          A comparison of results of operations of the 1997 period to the 1996 period reflects the substantial shift of the business from cash loan sales to sales of loans to, and creating Mortgage-backed Securities from, Fannie Mae, with the retention of servicing of the underlying loans. It also reflects the significant growth the Company has attained during the past year in both loan production volume and geographical diversity of its area of operations. The Company produced $57.5 million of loans during the 1997 period compared to $38.8 million of loans during the 1996 period, an increase of 48%. This change is primarily a result of an increase in the number of active Correspondents, and increases in the level of Direct Loan originations and Conventional Loan originations in the Phoenix direct marketing office. Of the $57.5 million of loans produced in the 1997 period, $40.7 million were Title I Loans and $16.8 were Conventional Loans. At December 31, 1997, the Company had approximately 214 approved Correspondents compared to approximately 116 approved Correspondents at December 31, 1996. As of December 31, 1997, the Company was authorized by state regulatory agencies for loan originations in 44 states.

          The following table sets forth certain data regarding loans originated and purchased by the Company during the three month periods ended December 31, 1997 and 1996:

                                                           Three Month Period Ended December 31,
                                                   1997                                               1996
                                     ----------------------------------               ----------------------------------
Principal amount of loans:

Correspondents - Title I             $      37,704,415             65.5%              $      33,268,968             85.7%
Dealers - Title I                                9,000                -                       2,644,339              6.8
Direct - Title I                             2,986,095              5.2                       2,437,524              6.3
Conventional                                16,825,327             29.3                         477,529              1.2
                                ----------------------     ------------         -----------------------      -----------
        Total                        $      57,524,837              100%              $      38,828,360              100%
                                ======================     ============         =======================      ===========

          Total revenues increased 67% to $9,397,720 for the 1997 period from $5,612,349 for the 1996 period. The increase was primarily the result of the increased volume of loans produced and a change in the manner in which the Company disposes of its loans. Included in revenues for the 1997 period is $2,482,301 representing the net unrealized gain on valuation of investment securities, of which $1,663,160 relates to the valuation of Mortgage-backed securities held at December 31, 1997.

          The following table sets forth the principal balance of loans sold and related gain on sale data for the 1997 period and the 1996 period:

                                                Three Month Period Ended December 31,
                                                 1997                          1996
                                      -----------------------        -----------------------
Principal amount of loans and
Mortgage backed securities sold:
      Title I                              $       48,149,627             $       37,117,100
      Conventional                                 15,332,106                        469,606
                                      -----------------------        -----------------------
      Total                                $       63,481,733             $       37,586,706
                                      =======================        =======================

Gain on sale of Loans and Mortgage-
      backed securities:
Cash                                       $          659,430             $          326,132
Interest-only strip gain                            4,764,249                      5,659,559
                                      -----------------------        -----------------------
      Subtotal                                      5,423,679                      5,985,691

Premiums, net                                      (2,532,723)                    (1,293,154)
Origination fees                                    2,095,071                        103,280
Transaction costs                                     (24,414)                        (8,697)
                                      -----------------------        -----------------------
Gain on sale of Loans and Mortgage-
      backed securities                    $        4,961,613             $        4,787,120
                                      =======================        =======================

          Gain on sale of loans and Mortgage-backed securities increased 3.6% to $4,961,613 during the 1997 period from $4,787,120 during the 1996 period. The increase in gain on sale of loans and Mortgage-backed securities was primarily attributable to the increased volume of loans produced and the change in the disposition strategy for such loans originated. During the 1997 period, the Company has primarily disposed of its Title I Loans through either whole loan sales on a cash basis to Fannie Mae or the exchange or swap of loans for Fannie Mae Mortgage-backed securities and the subsequent securitization of those securities. In each case the Company has retained an excess interest spread that exceeds the estimated cost of servicing the loans and has recorded an Interest-only strip receivable attributable to this excess interest spread. The estimated fair value from the creation of this asset is recorded as a component of the total gain on sale in the Consolidated Statement of Operations. During the 1997 period the Company originated $16,825,327 in conventional second mortgage loans which generated in excess of $2 million in fee income. The conventional second mortgage loans are generally sold to investors on a servicing released basis.

          In May 1997, the Company began retaining the Fannie Mae Mortgage-backed securities created from the exchange or swap of its Title I Loans. The Company is holding these Mortgage-backed securities in anticipation of an asset backed securitization in the fourth quarter of fiscal 1997. At December 31, 1997, approximately $14.0 million in Mortgage-backed securities were classified as trading securities. An unrealized gain on the valuation of investment securities of $2,482,301 is reflected in the Consolidated Statement of Operations for the three month period ended December 31, 1997, which includes $1,663,160 related to the Mortgage-backed securities that have been retained by the Company, net of capitalized loan origination cost. The Company has retained these Mortgage-backed securities in anticipation of resecuritizing the majority of them through the issuance of asset backed securities in the second quarter of fiscal 1998. Following the resecuritization of these Fannie Mae Mortgage-backed securities, the Company will retain the residual interest and will be entitled to the excess of the cash flow from these Mortgage-backed securities over the payments on the asset backed securities issued to prospective investors.

          Interest income-loans increased 139% to $870,434 during the 1997 period from $364,443 during the 1996 period. The increase was primarily the result of the increase in the amount of Mortgage-backed securities and loans held for sale.

          As a result of the adoption of SFAS No. 125, amounts previously reported as loan servicing income were reported as Interest-investments beginning January 1, 1997. The investment interest income reflects the accrued income associated with the Interest-only strip receivables and the interest income associated with Mortgage-backed securities owned at December 31, 1997. Interest-investments increased to $917,554 in the 1997 period primarily due to the increase in Interest-only strip receivables and Mortgage-backed securities.

          The provision for credit losses increased from $200,000 in the 1996 period to $600,000 in the 1997 period primarily in relation to the overall increase in loan production during the 1997 period and the increase in loan delinquency rates and first payment defaults during the 1997 period. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, the borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. Presently, upon sale of loans by Home to investors, including the exchange by Home of Title I Loans to Fannie Mae for Mortgage-backed securities, the purchasing investor assumes all credit risk, except for first payment default, fraud, a breach of customary loan representations and warranties and certain other limited exceptions. If Home changes, or secondary market conditions cause Home to change, its loan disposition strategy in a manner that increases its credit risk by securitizing or otherwise holding the loans longer in portfolio, then the provision for credit losses as a percentage of loans originated can be expected to increase. For example, future changes to its loan disposition strategy that may subsequently increase Home's credit risk could include the following possibilities: Home may elect or may be required to retain the risk of loss on the uninsured portion of Title I Loans exchanged for Fannie Mae Mortgage-backed securities; Home may securitize its loans other than through the exchange of loans for Fannie Mae Mortgage-backed securities; or Home may retain its loans in portfolio for a longer period prior to their securitization.

          The delinquency experience of the Company's loan servicing portfolio at the respective dates is set forth below.

                                                                                 1997
                                               Dec. 31      -------------------------------------------------------
Delinquency Data:                                1996       March 31  June 30         September 30      December 31
                                                 ----       --------  -------         ------------      -----------
Delinquencies in Serviced Loan
     Portfolio (At period end):
     31-60 days..........................        2.23%        2.89%       3.26%             5.52%             6.67%
     61-90 days..........................        1.21         1.22        1.36              2.58              3.13
     91 days and over....................        1.88         1.71        2.00              4.67              8.14
                                                -----         ----    --------          --------          --------
     Total                                       5.32%        5.82%       6.62%            12.77%            17.94%
                                                =====         ====    ========          ========          ========

Serviced Loan Portfolio at period
     end (dollars in thousands)
                                             $126,194     $158,259    $186,889          $234,748          $268,351

          Of the $268,351,000 in Title I Loans serviced at December 31, 1997, $206,574,000 are serviced for Fannie Mae ($77,820,000 Whole loan sales and $128,754,000 Mortgage-backed securities).

          The above delinquency data excludes loans that were pending the submission of claims for reimbursement under the FHA Title I program, which at December 31, 1997 included 452 loans with a principal balance of $9,973,000. The Company calculates its delinquency rates by dividing the amount of delinquent loans included in the loan servicing portfolio by the aggregate outstanding principal of the loans in the servicing portfolio. The calculation excludes the pending claims from the numerator and denominator.

          Since the initiation of Title I Loan servicing in October 1995, the Company has subcontracted with non-affiliated companies to provide all servicing related activities such as payment collection and processing, investor reporting, FHA claims filing administration, and workmanship complaint monitoring.

          During fiscal 1997 the Company experienced an increase in the delinquencies of its serviced loan portfolio, while such loan portfolio was increasing. In particular, there was a significant increase in the delinquencies at the end of the fourth quarter of fiscal 1997 in comparison to the third quarter of fiscal 1997. Accordingly, the Company considered various options to improve the servicing of its loan portfolio, including the delinquency performance, and decided to assume the FHA claims filing administration and workmanship complaint monitoring activities in house. A loan-servicing department of the Company was established for these activities. In addition, the Company decided to engage a collection agency to separately perform the delinquent collection services for all loans that are five days or more delinquent, and during August 1997 the Company transferred these collection services from its then existing subservicer to the collection agency. Management believes that the complexity of transferring these collection services from the then existing subservicer to the collection agency, including the transfer of relevant computer data for borrowers, contributed to an increase in delinquencies during the fourth quarter of fiscal 1997. In addition, management believes that the separation of the normal payment collection and processing functions from the delinquent collection functions also contributed to an increase in delinquencies during the fourth quarter of fiscal 1997.

          During the three month period ended December 31, 1997, the Company reevaluated the separation of the payment processing and delinquent collection functions and concluded that a new subservicer should be located to perform both these functions to improve the delinquency performance of the loan portfolio. Effective December 1, 1997, the Company transferred a majority of its serviced loan portfolio to a new subservicer to perform these loan-servicing functions. The Company believes that the transitions related to the transfer of the collection functions and the subsequent servicing transfer to a new subservicer have contributed to the increasing delinquencies that have occurred during the fourth quarter of fiscal 1997 and first quarter of fiscal 1998.

          The Company has entered into an incentive servicing fee arrangement with Litton Loan Servicing, Inc. for collection and processing of loans serviced by the Company. Litton has significant experience in collecting delinquent loans, as well as a sophisticated and automated collection process, and will earn additional fees, if delinquencies in the Company's servicing portfolio are reduced below specified levels. As a consequence of this arrangement, the Company believes that improvement in collection results should begin to occur during the second quarter of fiscal 1998. In the meantime, loan delinquencies have continued to increase during the first quarter of fiscal 1998, and a continued period of high delinquencies may occur during the transition period in which the new subservicer is implementing its collection procedures and practices with respect to the Company's servicing portfolio.

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

          Salaries and employee benefits increased 303% to $3,144,891 for the 1997 period from $779,949 for the 1996 period, primarily as a result of an increase in the pay rates of employees, the increase in hiring of professionals required for growth, and the increase in commissioned sales personnel in the Phoenix direct marketing office. Commissioned sales personnel costs accounted for a significant share of the increase in salaries and employment benefits for the 1997 period. At the end of the 1997 period, the Company had 152 employees, including 24 commissioned sales personnel, as compared to 66 total employees at the end of the 1996 period.

          Servicing costs consists primarily of the costs related to servicing the portfolio of Loans sold, on a servicing retained basis. The servicing function is performed by a non-affiliate of the Company at a negotiated fee. Servicing costs increased 131% from $179,909 in the 1996 period to $416,267 in the 1997 period. The increase was a result of increased loans serviced from 6,209 at December 31, 1996 to 12,588 at December 31, 1997, a 103% increase.

          Loan costs, consisting primarily of costs for credit reports, flood reports, title reports, inspection fees, and the provision for credit losses, increased 162% to $893,577 for the 1997 period from $340,828 for the 1996 period due primarily to the provision for credit losses of $600,000, as well as the increase in loan production of $18.7 million from the 1996 period to 1997.

          Total general and administrative expenses increased 211% to $1,545,604 for the 1997 period from $497,625 for the 1996 period. The increase was primarily as a result of increases in legal and professional fees, postage and courier costs, telecommunication costs, stationary and office supplies expenses, travel costs, advertising expenses, and depreciation expense. The increase in these costs was primarily attributable to the increased volume of loan originations, loans serviced, and the overall increase in the number of personnel. Occupancy costs increased to $196,589 in the 1997 period from $111,325 in the 1996 period, or 77%, due primarily to the expansion of lease space at the corporate offices, and the expansion of the office space related to the direct mail solicitation operations.

          Interest expense increased 349% to $1,093,192 for the 1997 period from $243,476 for the 1996 period. The increase was the direct result of increased loan originations, the corresponding increase in the average outstanding balance of the warehouse credit lines, and the financing of the Interest-only strip receivables and Mortgage-backed securities.

          The provision for income taxes in the 1997 period was $800,888 as compared to $1,215,077 for the 1996 period. For the three month period ended December 31, 1997, the Company had income before income taxes of $2,107,600 as compared to $3,459,237 for the three month period ended December 31, 1996.

          The effective income tax provision for the 1997 period was 38%. This percentage differs from the federal statutory rate of 34% due primarily to the effect of state income taxes.

          As a result of the foregoing, net income decreased to $1,306,712 ($.13 per share) for the 1997 period from $2,244,160 ($.23 per share) for the 1996 period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's operations require continued access to financing sources. The Company's primary operating cash requirements arise from the cost of loan originations and payments of operating expenses, interest and income taxes. Loan originations are initially funded principally through the Company's warehouse lines of credit pending the sale of loans in the secondary market or pending the securitization of Mortgage-backed securities. Substantially all of the loans originated by the Company are sold. For the period ended December 31, 1997, the Company sold for cash certain Mortgage-backed securities which were not deemed desirable for inclusion in a securitization due to their relatively low coupon rate. The proceeds of approximately $7.5 million on the sale of these Mortgage-backed securities enabled the Company to pay-off the financing of those securities and thus reflect positive cash flow on operations. Net cash provided by the Company's operating activities for the three month period ended December 31, 1997 was approximately $2.9 million as compared to net cash used for the three month period ended December 31, 1996 of $4.5 million. The net cash from the Company's operating activities resulted primarily from the proceeds from the sale of loans and mortgage-backed securities totaling $64 million and $36.3 million for the three month periods ended December 31, 1997 and 1996, respectively.

          Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans or Mortgage-backed securities in the secondary market, are essential for the continuation of the Company's loan origination operations. At December 31, 1997, the Company had a $20 million warehouse line of credit with a commercial bank (the "Warehouse

Line"). The Warehouse Line matures June 30, 1998. At December 31, 1997, approximately $3.6 million was outstanding under the Warehouse Line and $16.4 million was available. The Warehouse Line bears interest at 300 base points over the federal funds rate and is collateralized by loans pledged under the Warehouse Line. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth of $7.4 million.

          The Company also has a working capital line of credit with the same lender for up to $16.7 million, which matures June 30, 1998, and had an outstanding balance of $15.3 million at December 31, 1997. At December 31, 1997, the interest rates on the two components of the working capital line ranged from 9.5% (30 day LIBOR plus 375 basis points) to 10.25% (30 day LIBOR plus 450 basis points). The weighted average interest rate for this facility at December 31, 1997, was 9.81%.

          Under terms of the working capital line of credit, the lender determines at its sole discretion the collateral value as of the end of each fiscal quarter using information provided by an outside consulting firm. As of December 31, 1997, the lender determined, based upon such information, that a principal repayment of approximately $940,000 was required under terms of its credit agreement. The lender has agreed to be repaid with an initial payment of $300,000 which was made on February 12, 1998, and payment of the balance due on or before March 31, 1998.

          In connection with both borrowings, Home has agreed to certain covenants, including without limitation, regarding tangible net worth, adjusted tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained. As of December 31, 1997, the Company was in violation of certain covenants which have been waived by the bank.

          While the Company believes that it will be able to maintain its existing credit facilities and renew or obtain replacement financing as its credit arrangements mature and obtain additional financing for its operations, if necessary, there can be no assurance that such financing will be available on favorable terms, or at all.

          In connection with the arrangement with Fannie Mae to exchange Title I Loans for Mortgage-backed securities, Fannie Mae has provided short-term repurchase funding to Home, on an uncommitted basis, for Title I Loans and Mortgage-backed securities exchanged for such loans. Generally the repurchase facilities with Fannie Mae require repayment with a cost of funds based on a 30-day LIBOR rate plus 30 to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities. At December 31, 1997, the principal amount of the Company's obligations to Fannie Mae under these repurchase facilities was approximately $13.6 million for Mortgage-backed securities that have been issued with Fannie Mae but not registered under the Federal Reserve book entry system. There was no principal amount outstanding with respect to Mortgage-backed securities that have been issued by Fannie Mae and registered under the Federal Reserve book entry system. These repayment obligations of the Company are secured by Mortgage-backed securities with a fair value of approximately $14.0 million at December 31, 1997. Fannie Mae also has provided repurchase funding to the Company for its Title I Loans that are held for sale and intended for sale to Fannie Mae. At December 31, 1997, the principal amount of the Company's obligations under this repurchase facility was approximately $4.3 million for Title I Loans delivered and available for sale to Fannie Mae.

          At December 31, 1997, the Company had a bank overdraft of $1,888,942 which is a result primarily of having funded approximately $1,662,000 in conventional second mortgage loans that were not warehoused or sold to investors as of December 31, 1997. Subsequent to December 31, 1997, and at January 31, 1998, the bank overdraft was reduced to approximately $200,000. The bank overdraft at December 31, 1997, underscores the need for the Company to secure an additional warehouse facility for conventional second mortgage loans and the need for additional capital for future securitization transactions, growth, and operating purposes.

          During the three month period ended December 31, 1997, the Company completed its second securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I issued and sold $39,193,258 of Asset Backed Bonds, Series 1997-2, at 7.261% directly to an investor. The bonds are collateralized by $39,589,150 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.24%. The Company retained and recorded an interest-only strip receivable from the securitization which entitles it to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as a retained interest that entitles it to any remaining balances in the Mortgage-backed securities after the Bonds are paid in full. In addition, the Company recorded an Interest-only strip receivable from the excess servicing fee interest spread from the Title I Loans underlying these Mortgage-backed securities. Also during the three month period ended December 31, 1997, the Company sold $6.9 million of Fannie Mae Mortgage-backed securities with an average interest rate of approximately 9.7% for total sales proceeds of approximately $7.5 million.

          While the increase in its Warehouse Line, Working Capital Line, and Fannie Mae funding facilities have enabled the Company to significantly increase its loan production and loan sales, Mortgage-backed securities transactions to Fannie Mae and asset backed securitizations, such transactions, with the retention of the Interest-only strip receivable and Residual interests, create additional short-term cash requirements. Accordingly, in order for the Company to continue the growth of its loan production and servicing portfolio, the Company will require additional capital through the sale of debt and/or equity securities to fund its operating cash requirements.

          Although the Mortgage-backed securities currently held by the Company represent readily marketable securities, the retention of these securities until they can be resecuritized will increase the short-term liquidity demands on the Company. The Company is receiving funding under its repurchase facilities with Fannie Mae that generally exceeds the par value of the Mortgage-backed securities, but these financing proceeds are less than the total value that would otherwise be received from the current sale of these Mortgage-backed securities. In addition, the Company retains the interest rate risk, which may affect the ultimate gain on disposition from a resecuritization transaction, as well as the risk associated with a potential margin call on the financing of the Mortgage-backed securities.

          During the 1997 period, the Company provided approximately $1 million in funds from investing activities primarily through the cash flow associated with the interest-only strips retained by the Company in connection with loan dispositions; and during the same period the Company used $3.9 million in its financing activities for the repayment of repurchase facilities which had financed the Mortgage-backed securities sold. The Company expects to spend approximately $800,000 for additional furniture, fixtures and equipment through the remainder of fiscal 1998 for the expansion of its lending network, and approximately $100,000 for additional upgrades and enhancements to its computer system.

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


SAFE HARBOR STATEMENT
---------------------

     Statements contained in this document other than historical information are forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's loan products, and in general economic conditions, including interest rates; the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources. Accordingly, actual results and transactions may differ materially from those projected or anticipated in the forward looking statements. Investors are also directed to risks discussed elsewhere in this document and in other documents filed by the Company with the Securities and Exchange Commission.

                                    PART II

                               OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

          On October 1, 1997, the Company granted options to purchase an aggregate of 120,000 shares of Common Stock of the Company under the Non-Employee Director Compensation Plan ("Director Plan"). The options were granted to the eight non-employee directors of the Company and Home at an exercise price of $8.375 per share in accordance with the Director Plan.

          On October 15, 1997, the Company granted options to purchase an aggregate of 104,500 shares of Common Stock of the Company under the HomeCapital Investment Corporation 1996 Stock Option Plan ("Plan"). The options were granted to officers and employees of Home at an exercise price of $7.50 per share in accordance with the Plan. On October 31, 1997, the Company granted additional options to purchase an aggregate of 300,000 shares of Common Stock of the Company under the Plan. These options were granted to two executive officers of Home at an exercise price of $6.625 per share in accordance with the Plan.

          The options granted under the Director Plan and the Plan are not transferable, and shares of Common Stock issuable upon exercise of the options are restricted against transfer in the absence of registration or exemption from registration pursuant to the Securities Act of 1933 ("Act"). Issuance of the options was exempt from registration under the Act pursuant to Sections 3(b), 4(2) and 4(6) of the Act, and Rules 505 and 506 of Regulation D promulgated under the Act.

          During the three month period ended December 31, 1997, a total of 41,667 shares of Preferred Stock, Series A, were converted into an equal number of shares of Common Stock. Accrued and unpaid dividends associated with the Preferred Stock, Series A, through the conversion date were paid to each converting stockholder. Shares of Common Stock issuable upon conversion of the Preferred Stock, Series A, are restricted against transfer in the absence of registration or exemption from registration pursuant to the Securities Act of 1933 ("Act"). Issuance of such shares was exempt from registration under the Act pursuant to Sections 3(b), 4(2) and 4(6) of the Act, and Rules 505 and 506 of Regulation D promulgated under the Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibit 11  Statement of Computation of Earnings per Share.

          Exhibit 27   Financial Data Schedule (Electronic Filing Only).

     (b)  Reports on Form 8-K:  None.

                                   SIGNATURES



          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              HOMECAPITAL INVESTMENT CORPORATION
                              (Registrant)



Date:  February 13, 1998                         By:                /s/ John W. Ballard
                                                      ---------------------------------------------
                                                                JOHN W. BALLARD, President,
                                                                 Chairman of the Board of
                                                               Directors and Chief Executive
                                                                          Officer



Date:  February 13, 1998                         By:                /s/ Tommy M. Parker
                                                      ---------------------------------------------
                                                                   TOMMY M. PARKER,
                                                              Principal Accounting Officer


