Form 10QSB
period 1998-03-31
HOMECAPITAL INVESTMENT CORP
filed 1998-05-20
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended March 31, 1998.

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

           For the transition period from ___________ to __________.


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

     As of April 30, 1998, there were 8,295,525 shares of common stock of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_]  No [X]

          The Exhibit Index appears on page 30.

                      HOMECAPITAL INVESTMENT CORPORATION

                             Index to Form 10-QSB


PART I.   FINANCIAL INFORMATION                                         Page No.
                                                                        --------
Item 1.   Financial Statements

          Consolidated Balance Sheet
           As of March 31, 1998 (Unaudited)                                    3

          Consolidated Statements of Operations
           For the Six Months Ended March 31, 1998
           and 1997 (Unaudited)                                                4

          Consolidated Statements of Operations
           For the Three Months Ended March 31, 1998
           and 1997 (Unaudited)                                                5

          Consolidated Statements of Cash Flows
           For the Six Months Ended March 31, 1998
           and 1997 (Unaudited)                                                6

          Notes to Financial Statements                                        7

Item 2.  Management's Discussion and Analysis or
         Plan of Operation.                                                   18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    28

Item 2.  Changes in Securities and Use of Proceeds                            28

Item 3.  Defaults Upon Senior Securities                                      28

Item 4.  Submission of Matters to a Vote of Security Holders                  29

Item 6.  Exhibits and Reports on Form 8-K.                                    30

SIGNATURES                                                                    31

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEET
                                March 31, 1998
                                  (Unaudited)

                           ASSETS

     Cash                                                          $      4,202
     Cash deposits, restricted                                        1,429,010
     Loans held for sale, net                                        14,794,245
     Interest-only strip receivables                                 10,066,775
     Retained interest in securitized assets                          1,358,544
     Income taxes refundable                                          1,241,295
     Prepaid expenses and other assets                                1,182,292
     Furniture, fixtures and equipment, net                           1,572,978
                                                                   ------------
          Total assets                                             $ 31,649,341
                                                                   ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

     Bank overdraft                                                $  1,318,008
     Note payable                                                         8,345
     Revolving lines of credit                                       25,694,461
     Capital lease obligations                                          217,283
     Accrued expenses and other liabilities                           6,305,471
     Allowance for credit losses on loans sold                        1,969,315
     Deferred tax liabilities                                         1,237,173
                                                                   ------------
          Total liabilities                                          36,750,056
                                                                   ------------
Commitments and contingencies

Stockholders' deficit:
     Preferred stock, $.01 par value; 10,000,000 shares
       authorized; 1,431,335 shares of cumulative convertible
       Series A stock issued and outstanding(liquidation value
       of $2,147,003)                                                    14,313
     Common stock, $.01 par value; 100,000,000 shares
       authorized;  8,295,525 shares issued and
       outstanding                                                       82,955
     Additional paid-in capital                                       6,296,399
     Accumulated deficit                                            (11,438,882)
     Notes receivable for stock issued                                  (55,500)
                                                                   ------------
          Total stockholders' deficit                                (5,100,715)
                                                                   ------------

          Total liabilities and stockholders' deficit              $ 31,649,341
                                                                   ============


  The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Six Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                     1998                                   1997
                                                                 ------------                           ------------
Revenues:
    Gain on sale of loans and mortgage-backed securities         $  7,623,246                           $  8,618,767
    Net unrealized gain (loss) on valuation of investment
     securities                                                    (1,224,794)                               427,975
    Interest - loans                                                1,750,710                                694,416
    Interest - investments                                          1,652,799                                539,959
    Loan servicing income                                                   -                                422,482
    Other income                                                      313,060                                 98,714
                                                                 ------------                           ------------
                         Total revenues                            10,115,021                             10,802,313
                                                                 ------------                           ------------

Costs and Expenses:
    Salaries and employee benefits                                  5,675,268                              1,872,781
    Servicing costs                                                   878,486                                179,909
    Loan costs                                                      1,680,227                                808,550
    General and administrative                                      5,258,280                              1,313,174
    Occupancy                                                         480,865                                258,483
    Interest                                                        1,997,851                                532,049
    Nonrecurring charge--write off on interest-
     only strip receivable                                         13,857,307                                      -
                                                                 ------------                           ------------

                        Total costs and expenses                   29,828,284                              4,964,945
                                                                 ------------                           ------------

Income (loss) before income taxes                                 (19,713,263)                             5,837,368
Provision (benefit) for income taxes                               (2,308,909)                             2,048,512
                                                                 ------------                           ------------

                        Net income (loss)                        $(17,404,354)                          $  3,788,856
                                                                 ============                           ============

Income (loss) per common share:
    Basic:
        Earnings (loss) per common share                         $      (2.12)                           $       .46
                                                                 ============                           ============
        Weighted average number of common shares
          outstanding                                               8,257,973                              7,899,547
                                                                 ============                           ============
   Diluted:
        Earnings (loss) per common share                         $      (2.12)                          $        .38
                                                                 ============                           ============
         Weighted average number of common shares
          outstanding                                               8,257,973                              9,989,979
                                                                 ============                           ============

                      The accompanying  notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                     1998                                   1997
                                                                 ------------                           ------------
Revenues:
    Gain on sale of loans and mortgage-backed securities         $  2,661,633                           $  3,831,648
    Net unrealized gain (loss) on valuation of investment
       securities                                                  (3,707,095)                               427,975
    Interest - loans                                                  880,276                                329,973
    Interest - investments                                            735,245                                538,723
    Other income                                                      147,243                                 61,643
                                                                 ------------                           ------------
                        Total revenues                                717,302                              5,189,962
                                                                 ------------                           ------------
Costs and Expenses:
    Salaries and employee benefits                                  2,530,377                              1,092,831
    Servicing costs                                                   462,218                                      -
    Loan costs                                                        786,650                                467,723
    General and administrative                                      3,712,677                                815,549
    Occupancy                                                         284,277                                147,158
    Interest                                                          904,659                                288,573
    Nonrecurring charge--write off on interest-
      only strip receivable                                        13,857,307                                      -
                                                                 ------------                           ------------
                        Total costs and expenses                   22,538,165                              2,811,834
                                                                 ------------                           ------------

Income (loss) before income taxes                                 (21,820,863)                             2,378,128
Provision (benefit) for income taxes                               (3,109,797)                               833,435
                                                                 ------------                           ------------

                        Net (loss) income                        $(18,711,066)                          $  1,544,693
                                                                 ============                           ============
Income (loss) per common share:
    Basic:
        Earnings (loss) per common share                         $      (2.27)                          $        .18
                                                                 ============                           ============
        Weighted average number of common shares
          outstanding                                               8,279,133                              8,168,254
                                                                 ============                           ============
   Diluted:
        Earnings (loss) per common share                         $      (2.27)                          $        .15
                                                                 ============                           ============
        Weighted average number of common shares
          outstanding                                               8,279,133                             10,310,027
                                                                 ============                           ============

                       The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the Six Months Ended March 31, 1998 and 1997
                                  (Unaudited)

                                                                          1998                                 1997
                                                                      ------------                         ------------
Cash flows from operating activities:
   Net income (loss)                                                  $(17,404,354)                         $  3,788,856
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Depreciation and amortization                                           294,022                               348,484
   Deferred tax (benefit) provision                                     (1,067,614)                              (71,285)
   Provision for credit losses                                           1,050,000                               342,805
   Issuance of warrants and options                                        162,690                                     -
   Gain on sales of loans and mortgage-backed  securities               (7,623,246)                          (8,618,767)
   Unrealized loss (gain) from valuation of trading
      account securities                                                 1,224,794                             (427,975)
   Loss on impairment of interest-only strip receivables                12,076,207                                    -
   Proceeds from sales of loans and mortgage-backed  securities        118,131,255                           75,397,612
   Purchase and origination of loans                                   (96,120,707)                         (75,476,991)
   Change in operating assets and liabilities:
      Decrease in cash deposits, restricted                                194,772                              110,682
      Decrease (increase) in accrued interest receivable                   220,848                              (53,256)
      Decrease (increase) in prepaid and other assets                      925,444                             (624,333)
      Increase in accrued expenses and other liabilities                 1,221,583                            1,090,891
                                                                      ------------                         ------------

      Net cash provided by (used in) operating activities               13,285,694                           (4,193,277)
                                                                      ------------                         ------------

Cash flows from investing activities:
   Purchase of furniture, fixtures and equipment                          (447,617)                            (392,185)
   Payments received on interest-only strip receivables                  2,750,994                                    -
                                                                      ------------                         ------------

   Net cash provided by (used in) investing activities                   2,303,377                             (392,185)
                                                                      ------------                         ------------
   Cash flows from financing activities:
   Increase (decrease) in revolving lines of credit                     (8,698,122)                           3,926,408
   Decrease in payable under securities loan agreements                 (7,673,000)                                   -
   Payments on note payable                                                (41,655)                             (49,998)
   Proceeds from exercise of Series A warrants                                   -                            1,911,919
   Proceeds from exercise of other warrants                                      -                               92,700
   Bank overdraft                                                          774,486                                    -
   Additions (payments) on capital lease obligations                       176,830                               (6,714)
   Preferred stock dividends                                              (127,610)                            (134,629)
                                                                      ------------                         ------------

      Net cash provided by (used in) financing activities              (15,589,071)                           5,379,686
                                                                      ------------                         ------------

Increase in cash                                                                 -                            1,154,224

Cash, beginning of period                                                    4,202                              343,484
                                                                      ------------                         ------------

Cash, end of period                                                   $      4,202                         $  1,479,708
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

     DESCRIPTION OF OPERATIONS

     The Company, through wholesale and retail sources, originates and purchases home improvement loans, and other second lien mortgage loans ("Loans") and disposes of such Loans through direct sale, securitization or conversion to Mortgage-backed securities. The Company is an approved lender under the Department of Housing and Urban Development ("HUD") Federal Housing Administration ("FHA") Title I Program, which provides FHA insurance against losses on eligible property improvement and manufactured housing loans ("Title I Loans"). As a FHA approved lender, the Company is subject to regulation and examination by HUD. Under the program, the FHA insures 90% of the principal balance of each Title I Loan and certain interest costs, subject to the amount of insurance available in the Company's reserve account maintained by the FHA. The Company also holds approval from HUD under the FHA Title II Program; however the Company had not originated any Loans pursuant to that Program as of March 31, 1998.

     NONRECURRING EVENTS

     On March 24, 1998, the Company was notified by officials of the Federal National Mortgage Association ("Fannie Mae") that Fannie Mae was terminating the Mortgage Selling and Servicing Contract for FHA Title I Loans with Home. Additionally, Fannie Mae also terminated its short-term warehouse facilities and its securities repurchase facilities with Home related to financing of Title I Loans and Mortgage-backed securities and demanded the repurchase by Home of certain loans, including multifamily loans previously sold to Fannie Mae that Fannie Mae now considers to be ineligible under the contract. As part of the contract termination, the right to service the portfolio of Title I Loans and Mortgage-backed securities and receive the excess interest flow from these assets serviced was terminated by Fannie Mae, and Fannie Mae assumed control over the servicing and the related cash flow.

     The carrying value of this asset, which is included in the balance sheet caption, Interest-only strip receivable, had a balance of approximately $12,356,000 at February 28, 1998, the month-end immediately preceding the date of termination by Fannie Mae. At March 31, 1998, the Company has determined that the asset has been permanently impaired and has charged the write-off of the asset against operations for the three and six month periods ended March 31, 1998. See Note 5.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


1.   NATURE OF OPERATIONS, CONTINUED

     The Company began selling substantially all of its Title I Loan production to Fannie Mae in June 1996, and, thereafter, substantially all of the Title I Loan production of Home was sold to Fannie Mae on a whole loan basis or swapped with Fannie Mae for Mortgage-backed securities, and the whole loans and Mortgage-backed securities were financed by Fannie Mae. The actions taken by Fannie Mae have had a materially adverse effect upon the Company, including the substantial suspension of business, the write-off of a material portion of Interest-only strip receivables in the amount of $13,857,307, and default by Home under the various financing agreements with lending institutions.

     As a result, the going concern value of Home and the Company has been materially impaired, and it is highly unlikely that the Company will be able to continue operations. On May 4, 1998, Home filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ADJUSTMENTS TO INTERIM FINANCIAL STATEMENTS

     The interim financial statements of the Company at March 31, 1998 and for the three and six month periods ended March 31, 1998 and 1997, reflect all adjustments (consisting of normal recurring adjustments and adjustments for the events described in Note 1), which, in the opinion of management, are necessary to present fairly the results of operations and financial position. The results of operations of any interim period are not necessarily indicative of the results of operations for a full year.

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

     The Company is party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments include commitments to extend credit to borrowers and commitments to purchase loans from others. As of March 31, 1998, the Company had outstanding commitments to extend credit or purchase loans in the amounts of approximately $25,700,000, exclusive of the repurchase obligations claimed by Fannie Mae as described in Note 1. As a result of actions

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     taken by Fannie Mae as more fully described in Note 1, the Company will not be able to fulfill its commitments to fund outstanding loan commitments.

     Credit concentrations of the Company's loans serviced which give rise to Interest-only strip receivables are discussed in Note 11. See Note 1 for a description of the effect of the Fannie Mae contract termination on Interest-only strip receivables.

     EARNINGS PER SHARE

     In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997, thus the Company adopted SFAS No. 128 at December 31, 1997. Previously reported earnings per share have been restated to conform to SFAS No. 128.

     The computation of basic earnings per share is based on the weighted average number of common shares outstanding during the period. Net earnings used in the computation of basic earnings per share are reduced by preferred stock dividend requirements. Diluted earnings per share assumes conversion of the Company's 1,431,335 outstanding shares of Preferred Stock, Series A, and the exercise of outstanding stock options and stock warrants, except when the effect is antidilutive.

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

     RISKS AND UNCERTAINTIES

     The Company's Interest-only strip receivables are based upon estimates of future cash flows, which consider assumptions as to rates of prepayment and defaults of Title I Loans. There is a reasonable possibility that changes in the value of the Interest-only strip receivables could occur in the short-term and that the changes could be material to the Company's financial statements. See Note 1 for a description of the effect of the Fannie Mae contract termination on Interest-only strip receivables.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.   LOANS HELD FOR SALE

     Loans held for sale consisted of the following at March 31, 1988:

                 Title I Loans                                     $ 12,771,375
                 Conventional loans                                   1,883,306
                 Other                                                    7,235
                 Capitalized loan origination fees and
                   costs, net                                           382,329
                                                                   ------------
                                                                     15,044,245

                 Allowance for credit losses                           (250,000)
                                                                   ------------
                                   Total                           $ 14,794,245
                                                                   ============

     As of March 31, 1998, substantially all of the Title I Loans held for sale were financed under warehouse loan facilities with the Company's financial institutional lender or with Fannie Mae. Immediately prior to the March 24, 1998, contract termination by Fannie Mae, the Title I Loans had an estimated fair value of 105 to 107 of par value. As a result of the actions taken by Fannie Mae and the corresponding adverse effect on the investor marketplace, the fair value of the Title I Loans has been impaired. It is uncertain whether the Company will realize the carrying value of Loans subsequent to March 31, 1998.

4.   ALLOWANCE FOR CREDIT LOSSES

     Combined changes in the allowance for credit losses for Loans held for sale and Loans sold consisted of the following for the three months ended March 31, 1998:

              Balance at beginning of period                       $  1,769,315
              Provisions for credit losses                              450,000
                                                                   ------------

              Balance at end of period                             $  2,219,315
                                                                   ============

              Components of the allowance at March 31:
              Allowance for credit losses on Loans held for sale   $    250,000
              Allowance for credit losses on Loans sold               1,969,315
                                                                   ------------
                                                                   $  2,219,315
                                                                   ============

     As more fully described in Note 1, Fannie Mae has requested that Home repurchase an unspecified amount of Title I Loans. Since the repurchase request is unspecified and the Company is unable to estimate the amount of repurchase obligation, if any, no amount has been provided in the accompanying statements of operations for the three or six months ended March 31, 1998.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.   ALLOWANCE FOR CREDIT LOSSES, CONTINUED

     The allowance for credit losses may not be adequate based upon the events surrounding the Fannie Mae contract termination and the lack of senior management personnel. See Note 12.

5.   INTEREST-ONLY STRIP RECEIVABLE

     The activity in Interest-only strip receivables is summarized as follows for the three month period ended March 31, 1998:

     Balance, January 1, 1998                                   $ 27,405,521
     Additions                                                             -
     Payment received, net of amortization                        (1,649,832)
     Unrealized losses on trading securities                      (3,707,095)
     Write-down for impairment                                   (11,981,819)
                                                                ------------
     Balance, March 31, 1998                                    $ 10,066,775
                                                                ============

     The components of Interest-only strip receivables at March 31, 1998, are classified as follows:

     Available for sale securities                              $    237,340
     Trading securities                                            9,829,435
                                                                ------------
      Total                                                     $ 10,066,775
                                                                ============

     Net loss for the three month period ended March 31, 1998 includes a pre-tax charge of $11,981,819 relating to an impairment loss on Interest-only strip receivables. In addition to the impairment loss, the valuation allowance for securities available for sale was reversed, and a loss of $1,875,488 was also charged to operations for the three months ended March 31, 1998. In total, the impairment loss was $13,857,307. The impairment loss on Interest-only strip receivables resulted from the termination by Fannie Mae of its contract with Home. Interest-only strip receivables classified as trading securities were reevaluated as of March 31, 1998, in connection with the Fannie Mae contract termination and in connection with the effect upon the Company of its inability to continue operations in the normal course of business. As a result, the fair value of these assets was reduced by $3,707,095, with the amount included in the caption Net unrealized loss on valuation of investment securities, in the Consolidated Statements of Operations.

     The serviced Loan portfolio, which includes Loans sold to investors on a servicing retained basis and Loans retained by the Company, aggregated approximately $61,131,000 at March 31, 1998. The aggregate amount of serviced loan portfolio is exclusive of approximately $218,300,000 in loans serviced for Fannie Mae prior to March 24, 1998. The serviced Loan portfolio at March 31, 1998, represents only loans held for sale by the Company and loans sold to another investor prior to June 1996.

              HOMECAPITAL INVESTMENT CORPORATION  AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.   REVOLVING LINES OF CREDIT

     The Company finances certain of its Loans held for sale through a $20,000,000 revolving line of credit agreement, which matures June 30, 1998, and had an outstanding balance of $4,748,619 at March 31, 1998. The Company receives funding for approximately 98% of the principal on each Loan it originates or purchases through the warehouse line. The outstanding principal is collateralized by the original notes and mortgages and repaid upon their sale. Interest accrues at 300 basis points over the federal funds rate (5.59% at March 31, 1998) and is due monthly. The agreement stipulates that the bank will hold the original notes and mortgages for all loans funded under the line as collateral. Upon sale of the loans, the purchaser funds the bank directly and the collateral is released.

     The Company also has a working capital line of credit (servicing collateralized), which matures June 30, 1998, and had an outstanding balance of $15,020,468 at March 31,1998. The agreement requires interest only payments monthly. At March 31, 1998, the interest rates on the two components of the working capital line ranged from 9.44% (30 day LIBOR plus 375 basis points) to 10.19% (30 day LIBOR plus 450 basis points). The weighted average interest rate for this facility at March 31, 1998, was 9.74%.

     Under terms of the working capital line of credit, the bank determines at its sole discretion the collateral value as of the end of each fiscal quarter using information provided by an outside consulting firm. As of December 31, 1997, the lender determined, based upon such information, that a principal repayment of approximately $940,000 was required under terms of its credit agreement. The lender agreed to be repaid an initial payment of $300,000, which was made on February 12, 1998, and the balance was due on or before March 31, 1998. The balance of the required principal repayment of $640,000 due on March 31, 1998, was not made. Furthermore, the outside consulting firm did not prepare a determination of collateral value for the lender as of March 31, 1998. However, the Company, using methodology similar to that of the outside consulting firm, prepared an estimate of the value of the collateral, which was determined to be $11,187,979. The estimated collateral value excludes any amount previously assigned to the Interest-only strip receivable, classified as available for sale securities, relating to the Fannie Mae loan serviced portfolio. By terminating the Mortgage Selling and Servicing Contract and assuming control over the servicing portfolio, Fannie Mae effectively eliminated a material portion of the collateral of the lender. See Note 5.

     In connection with both borrowings, the Company has agreed to certain covenants, including without limitation, tangible net worth, adjusted tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained. As of March 31, 1998, the Company was in violation of substantially all financial covenants. Furthermore, the Company was in default under both borrowings at March 31, 1998. As a result of the default, no additional advances are available under either facility, and the amounts outstanding under the credit facilities are due and payable.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


6.   REVOLVING LINES OF CREDIT, CONTINUED

     As part of the arrangement to exchange Title I Loans for Fannie Mae Mortgage-backed securities, Fannie Mae had provided short-term warehouse funding to Home, on an uncommitted basis, for its Title I Loans and Mortgage-backed securities exchanged for such Loans. Generally, the funding facilities require repayment with a cost of funds based on 30 day LIBOR rate, plus 30 basis points to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities. All financing arrangements with Fannie Mae have been terminated as of March 24, 1998. Amounts outstanding at March 31, 1998, are due and payable.

     The composition of the revolving lines of credit was as follows at March 31, 1998:

        Payable to financial institution, warehouse line        $  4,748,619
        Payable to Fannie Mae, funding facilities                  5,925,374
        Payable to financial institution, working capital line    15,020,468
                                                                ------------
                                                                $ 25,694,461
                                                                ============
7.   PREFERRED STOCK

     On June 18, 1996, the Company issued 1,500,000 shares of Preferred Stock, Series A, par value $.01 per share ("Series A Preferred Stock), for the purchase price of $1.50 per share or an aggregate of $2,250,000. Cash dividends on the Series A Preferred Stock have been paid only on the first full four quarters following the issuance of the Series A Preferred Stock. At March 31, 1998, dividends in the amount of $201,877 are in arrears and payable.

     During the three month period ended March 31, 1988, 26,998 shares of Series A Preferred Stock were converted to Common Stock.

8.   INCOME TAXES

     The provision (benefit) for income taxes for the three months ended March 31, 1998 and 1997 is comprised of the following:

                                                     1998            1997
                                                 ------------     ----------
        Current:
          Federal                                $ (1,180,000)    $  763,546
          State                                      (180,480)        31,087
                                                 ------------     ----------
                                                   (1,360,480)       794,633
        Deferred (benefit) provision               (1,749,317)        38,802
                                                 ------------     ----------

        Provision (benefit) for income taxes     $ (3,109,797)    $  833,435
                                                 ============     ==========

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.   INCOME TAXES, CONTINUED

     The components of deferred tax assets and liabilities were as follows at March 31:

                                                                1998
                                                           ---------------
          Deferred tax liabilities:
            Unrealized gains                               $    (2,216,163)
            Depreciation and amortization                          (55,283)
                                                           ---------------

            Total deferred tax liabilities                      (2,271,446)
                                                           ---------------
          Deferred tax assets:
            Net operating loss carryforward                      5,017,524
            Allowance for credit losses                            754,054
            Deferred compensation                                  206,989
            Unrealized gains                                             -
                                                           ---------------
            Total deferred tax assets                            5,978,567

            Valuation allowance                                 (4,944,294)
                                                           ---------------
                                                                 1,034,273
                                                           ---------------
          Net deferred tax assets (liabilities)            $    (1,237,173)
                                                           ===============

     The reconciliation between the income tax provision (benefit) and the income tax expense using the federal statutory rate is as follows for the three month periods ended March 31:

                                                                   1998                      1997
                                                              -------------               ---------

       Federal tax (benefit) at statutory rate of 34%         $  (7,419,093)              $ 808,564
       State income tax refund, net of federal tax expense         (119,117)                 21,591
       Expenses not deductible for tax purposes                       6,692                   3,280
       Effect of net operating loss carryforward                  4,421,721                       -
                                                              -------------               ---------
       Total income tax provision (benefit)                   $  (3,109,797)              $ 833,435
                                                              =============               =========
9.   GAIN ON SALE OF LOANS

     Gain on sale of Loans and the related cost is as follows for the three month periods ended March 31:
                                                                     1998                        1997
                                                                 ------------                ------------
     Gain on sale of Loans and Mortgage-backed securities:
       Cash                                                      $  2,583,487                $  1,456,121
       Interest-only strip gain                                             -                   3,864,442
                                                                 ------------                ------------
                                                                    2,583,487                   5,320,563

     Premiums, net                                                 (1,575,490)                 (1,488,915)
     Origination fees                                               1,662,331                           -
     Transaction costs                                                 (8,695)                          -
                                                                 ------------                ------------

     Gain on sale of Loans and Mortgage-backed securities        $  2,661,633                $  3,831,648
                                                                 ============                ============

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.   GAIN ON SALE OF LOANS, CONTINUED

     During the three month period ended March 31, 1998, the Company sold $32.4 million of Fannie Mae Mortgage-backed securities with an average interest rate of approximately 12.17% for total sales proceeds of approximately $36.2 million.

10.  STOCK OPTIONS

     HomeCapital issued options to an employee in June 1993 to purchase 409,668 shares of Common Stock at $0.16 per share. The options, which are fully exercisable as of March 31, 1998, expire in the year 2001. None of these options have been exercised.

     Effective March 21, 1996, the Board of Directors of HomeCapital adopted the HomeCapital Investment Corporation 1996 Stock Option Plan, which was
     ratified by stockholder vote on August 16, 1996.   The 1996 Stock Option
     Plan was amended in September 1997, to increase the number of shares reserved for issuance under the Plan. The Stock Option Plan provides that up to 1,000,000 shares of common stock may be issued upon exercise of options granted under the Stock Option Plan, subject to adjustment to reflect stock splits, stock dividends, mergers and similar transactions.
     At March 31, 1998, options to purchase an aggregate of 879,500 shares of common stock had been granted and are outstanding under the Stock Option Plan, including options to purchase an aggregate of 404,500 shares of common stock that were granted in October, 1997. Exercise prices per share range from $3.50 to $11.00. No options have been exercised.

     Under the 1996 Stock Option Plan, the Company may grant incentive and non-qualified options to eligible participants that vest in accordance with a vesting schedule, as determined in the sole discretion of the Compensation Committee of the Company's Board of Directors. Options granted pursuant to the 1996 Stock Option Plan are for a term of 10 years. All of the options have an exercise price equal to or greater than the fair market value of the common stock at grant date. The options granted vest ratably over a period of three to five years beginning on the first anniversary of the date of grant.

     In addition to the employee stock options described above, HomeCapital granted 250,000 stock options in fiscal 1997 to nonemployees rendering financial advisory services to the Company. The options vested upon issuance, have a five-year term, an exercise price of $8.125, and are outstanding as of March 31, 1998. The fair value of the stock options of $655,000 was determined under the Black-Scholes option-pricing model and will be amortized into expense in equal monthly installments over a two-year period. During the three month period ended March 31, 1998, a total of $81,345 was charged to operations.

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

     At March 31, 1998, 120,000 options have been granted under this Plan with an exercise price of $8.375.

11.  CONCENTRATIONS

     For the three month periods ended March 31,1998 and 1997, Title I Loan origination and production (exclusive of paydowns and repurchases) are summarized as follows:

                                            1998                    1997
                                   ---------------------   --------------------
       Source of Loan Production      Amount        %         Amount       %
       -------------------------   ------------   ------   ------------  ------

     Correspondent Loans           $ 22,168,153   88.4%    $ 31,801,408  89.3%
     Dealer Loans                        23,500    0.1        1,750,588   4.9
     Direct Loans                     2,877,195   11.5        2,069,664   5.8
                                   ------------   -----    ------------  -----
          Total Title I Loans      $ 25,068,848    100%    $ 35,621,660   100%
                                   ============   =====    ============= =====

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

11.  CONCENTRATIONS, CONTINUED

     The Company also originates coventional home improvement and other second mortgage Loans through arrangements with other lenders on a pre-approved basis. Total conventional loans originated for the three months ended March 31, 1998 and 1997 were $13,527,022 and $1,045,335, respectively. At
     March 31, 1998 and 1997, $1,883,306 and $134,589, respectively, of conventional loans were held for sale under firm purchase commitments.

     Prior to October 1995, the Company sold all of its loans held for sale on a servicing released basis. In October 1995, the Company commenced selling the majority of its loan production to its then warehouse lender an on a servicing retained basis. Subsequently, the Company was approved as a Seller/Servicer with Fannie Mae to sell Title I Loans to Fannie Mae, and in June 1996, began selling the majority of its Title I Loans to Fannie Mae on a servicing retained basis. In March 1997, the Company began exchanging the majority of its Title I Loans for Fannie Mae Mortgage-backed securities.

12.  SUBSEQUENT EVENTS


     In April 1998, four senior executives of the Company either were terminated or resigned their position, including the President of HomeCapital and Home. The Board of Directors appointed a committee to oversee the remaining operations of the Company. Additionally, substantially all of the employees have been laid off and all branch offices have been closed.

     On May 4, 1998, Home filed for reorganization under Chapter 11 of the United States Bankruptcy Code. Home is seeking to develop a plan of reorganization and protect its assets in the best interest of its creditors and HomeCapital stockholders.

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

NONRECURRING EVENTS

          On March 24, 1998, the Company was notified by officials of the Federal National Mortgage Association ("Fannie Mae") that Fannie Mae was terminating the Mortgage Selling and Servicing Contract for FHA Title I Loans with Home. Additionally, Fannie Mae also terminated its short-term warehouse facilities and its securities repurchase facilities with Home related to financing of Title I Loans and Mortgage-backed securities and demanded the repurchase by Home of certain loans, including multifamily loans previously sold to Fannie Mae that Fannie Mae now considers to be ineligible under the contract. As part of the contract termination, the right to service the portfolio of Title I Loans and Mortgage-backed securities and receive the excess interest flow from these assets serviced was terminated by Fannie Mae, and Fannie Mae assumed control over the servicing and the related cash flow.

          The carrying value of this asset, which is included in the Balance Sheet caption Interest-only strip receivable, had a balance of approximately $12,356,000, at February 28, 1998, the month-end immediately preceding the date of termination by Fannie Mae. At March 31, 1998, the Company has determined that the asset has been permanently impaired and has charged the write-off of the asset against operations for the three and six month periods ended March 31, 1998.

          The Company began selling substantially all of its Title I Loan production to Fannie Mae in June 1996, and, thereafter, substantially all of the Title I Loan production of Home was sold to Fannie Mae on a whole loan basis or swapped with Fannie Mae for Mortgage-backed securities, and the whole loans and Mortgage-backed securities were financed by Fannie Mae. The actions taken by Fannie Mae have had a materially adverse effect upon the Company, including the substantial suspension of business, the write-off of a material portion of Interest-only strip receivables in the amount of $13,857,307, and default by Home under the various financing agreements with lending institutions.

          As a result, the going concern value of Home and the Company has been materially impaired, and it is highly unlikely that the Company will be able to continue operations. During April 1998, all senior executives of the Company and substantially all of the employees have been laid off or resigned and all branch offices have been closed. On May 4, 1998, Home filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code.

RESULTS OF OPERATIONS

SIX MONTHS ENDED MARCH 31, 1998 ("1998 PERIOD"), COMPARED TO SIX MONTHS ENDED MARCH 31, 1997 ("1997 PERIOD"):

          The continuing operations and growth of the Company have been suspended as a result of recent actions by Fannie Mae and the resulting consequences described above and herein. The discussion which follows is qualified in its entirety by these events, some of the effects of which have not yet been determined.

          The Company produced $98.8 million of loans during the 1998 period compared to $75.5 million of loans during the 1997 period, an increase of 31%. This change is primarily a result of an increase in the number of active Correspondents and increases in the level of Direct Loan originations and Conventional Loan originations in the Phoenix direct marketing office. Of the $98.8 million of loans produced in the 1998 period, $65.9 million were Title I Loans and $32.9 were Conventional Loans.

          The following table sets forth certain data regarding loans originated and purchased by the Company during the six month periods ended March 31, 1998 and 1997:

                                             Six Month Period Ended March 31,
                                               1998                    1997
                                   --------------------------------------------
Principal amount of loans:

Correspondents  Title I            $ 59,872,568     62%    $ 63,547,512     84%
Dealers - Title I                        32,500      -        4,394,927      6%
Direct  Title I                       5,863,290      6        6,030,052      8%
Conventional                         30,352,349     32        1,522,864      2%
                                   ------------   ------   ------------   -----
          Total                    $ 96,120,707    100%    $ 75,495,355    100%
                                   ============   ======   ============   =====

          Total revenues decreased 6.4% to $10.1 million for the 1998 period from $10.8 million for the 1997 period. The increase was primarily the result of the change in the manner in which the Company disposes of its loans and the effect of the Fannie Mae contract termination. Included in revenues for the 1998 period is $3,707,095 representing the net unrealized gain on valuation of investment securities.

          The following table sets forth the gain on sale data for the 1998 period and the 1997 period:

                                             Six Month Period Ended March 31,
                                                  1998           1997
                                              ------------   -------------
Gain on sale of Loans and Mortgage-
  backed securities:
Cash                                          $  3,242,917   $   1,782,252
Interest-only strip gain                         4,764,249       9,524,001
                                              ------------   -------------
  Subtotal                                       8,007,166      11,306,253

Premiums, net                                   (4,108,213)     (2,782,069)
Origination fees                                 3,757,402         103,280
Transaction costs                                  (33,109)         (8,697)
                                              ------------   -------------
Gain on sale of Loans and Mortgage-
  backed securities                           $  7,623,246   $   8,618,767
                                              ============   =============

          Gain on sale of loans and Mortgage-backed securities decreased 11.6% to $7.6 million during the 1998 period from $8.6 million during the 1997 period. The decrease in gain on sale of loans and Mortgage-backed securities was primarily attributable to the change in the disposition strategy for such loans. During the 1998 period, the Company has primarily disposed of its Title I Loans through either whole loan sales on a cash basis to Fannie Mae or the exchange or swap of loans for Fannie Mae Mortgage-backed securities and the subsequent securitization of those securities. In each case the Company has retained an excess interest spread that exceeds the estimated cost of servicing the loans and has recorded an Interest-only strip receivable attributable to this excess interest spread. The estimated fair value from the creation of this asset is recorded as a component of the total gain on sale in the Consolidated Statement of Operations. During the 1998 period the Company originated $30,352,349 in conventional second mortgage loans, which generated in excess of $3.9 million in fee income. The conventional second mortgage loans are generally sold to investors on a servicing released basis.

          In May 1997, the Company began retaining the Fannie Mae Mortgage-backed securities created from the exchange or swap of its Title I Loans. The Company previously retained Mortgage-backed securities in anticipation of resecuritizing through the issuance of asset backed securities. Following the resecuritization of these Fannie Mae Mortgage-backed securities, the Company would retain the residual interest and would have been entitled to the excess of the cash flow from these Mortgage-backed securities over the payments on the asset backed securities issued to prospective investors.

          However, as a result of the termination of the Mortgage Selling and Servicing Contract by Fannie Mae, the ability of the Company to originate and sell Title I Loans has been adversely affected, and the Interest-only strip receivable attributable to loans sold to Fannie Mae has been usurped. Fannie Mae has declined to purchase any Title I Loans or to convert existing Title I Loans into Mortgage-backed securities. The Company does not have any feasible alternative disposition method for Title I Loans.

          Interest income-loans increased 152% to $1,750,710 during the 1998 period from $694,416 during the 1997 period. The increase was primarily the result of the increase in the amount of Mortgage-backed securities and loans held for sale.

          As a result of the adoption of SFAS No. 125, amounts previously reported as loan servicing income were reported as Interest-investments beginning January 1, 1997. The investment interest income reflects the accrued income associated with the Interest-only strip receivables and the interest income associated with Mortgage-backed securities. Interest-investments increased to $1,652,799 in the 1998 period primarily due to the increase in Interest-only strip receivables and Mortgage-backed securities.

          The provision for credit losses increased from $550,000 in the 1997 period to $1,050,000 in the 1998 period primarily in relation to the overall increase in loan production during the 1998 period and the increase in loan delinquency rates, first payment defaults during the 1998 period and the estimated loss on loans held for sale at March 31, 1998. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, the borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. Upon sale of loans by Home to investors, including the exchange by Home of Title I Loans to Fannie Mae for Mortgage-backed securities, the purchasing investor assumes all credit risk, except for first payment default, fraud, a breach of customary loan representations and warranties and certain other limited exceptions. If Home changes, or secondary market conditions cause Home to change, its loan disposition strategy in a manner that increases its credit risk, then the provision for credit losses as a percentage of loans originated can be expected to increase. For example, future changes to its loan disposition strategy that may subsequently increase Home's credit risk could include the following possibilities: Home may elect or may be required to retain the risk of loss on the uninsured portion of Title I Loans exchanged for Fannie Mae Mortgage-backed securities; Home may securitize its loans other than through the exchange of loans for Fannie Mae Mortgage-backed securities; or Home may retain its loans in portfolio for a longer period prior to their securitization.

          As a result of the termination of the Mortgage Selling and Servicing Contract by Fannie Mae on March 24, 1998, the Company's access to servicing information for the Fannie Mae Title I Loan portfolio was suspended and no delinquency information with respect to the Fannie Mae portfolio as of March 31, 1998, was provided to the Company. The most recent available delinquency information was as of February 28, 1998. Therefore, the most recent information presented below for the total Title I Loan serviced portfolio is as of February 28, 1998.

                                                        1997                         1998
                                       ---------------------------------- --------------------------
Delinquency Data:                      March 31  June 30     September 30 December 31    February 28
                                       --------  -------     ------------ -----------    -----------
Delinquencies in Serviced Loan
  Portfolio (At period end):
  31-60 days..........................  2.89%    3.26%          5.52%       6.67%           5.51%
  61-90 days..........................  1.22     1.36           2.58        3.13            2.63
  91 days and over....................  1.71     2.00           4.67        8.14            8.86
                                        -----    -----         ------      ------          ------
  Total                                 5.82%    6.62%         12.77%      17.94%          17.00%
                                        =====    =====         ======      ======          ======

Serviced Loan Portfolio at period
  end (dollars in thousands)         $158,259 $186,889       $234,748    $268,351        $280,298

          The above delinquency data excludes loans that were pending the submission of claims for reimbursement under the FHA Title I program, which at February 28, 1998 included 597 loans with a principal balance of $13,250,211. The Company calculates its delinquency rates by dividing the amount of delinquent loans included in the loan servicing portfolio by the aggregate outstanding principal of the loans in the servicing portfolio. The calculation excludes the pending FHA claims from the numerator and denominator.

          The Title I Loan portfolio serviced by the Company remaining at March 31, 1998, consists only of loans held for sale by the Company and loans previously sold to an investor other than Fannie Mae.

          At March 31, 1998, the delinquency experience of the Company's remaining Title I Loan serviced portfolio is as follows:

Delinquency Data:
Delinquencies in Serviced Loan
Portfolio (At period end):
     31-60 days...........................        4.45%
     61-90 days...........................        2.20
     91 days and over.....................       11.34
                                                 ------

     Total                                       17.99%
                                                 ======
Serviced Loan Portfolio at period
     end (dollars in thousands)                 $61,131

          The above delinquency data excludes loans that were pending the submission of claims for reimbursement under the FHA Title I program, which at
March 31, 1998, included 333 loans with a principal balance of $7,362,382.   The
Company calculates its delinquency rates by dividing the amount of delinquent loans included in the loan servicing portfolio by the aggregate outstanding principal of the loans in the servicing portfolio. The calculation excludes the pending claims from the numerator and denominator.

          Since the initiation of Title I Loan servicing in October 1995, the Company has subcontracted with non-affiliated companies to provide all servicing related activities, such as payment collection and processing, investor reporting, FHA claims filing administration, and workmanship complaint monitoring.

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

          During the three month period ended December 31, 1997, the Company reevaluated the separation of the payment processing and delinquency collection functions and concluded that a new subservicer should be located to perform both these functions to improve the delinquency performance of the loan portfolio. Effective December 1, 1997, the Company transferred a majority of its serviced loan portfolio to a new subservicer to perform these loan-servicing functions. The Company believes that the transitions related to the transfer of the collection functions and the subsequent servicing transfer to a new subservicer have contributed to the increasing delinquencies that have occurred during the fourth quarter of fiscal 1997 and first quarter of fiscal 1998.

          The Company entered into an incentive servicing fee arrangement with Litton Loan Servicing, Inc. for collection and processing of loans serviced by the Company. Litton has significant experience in collecting delinquent loans, as well as a sophisticated and automated collection process, and earns additional fees, if delinquencies in the Company's servicing portfolio are reduced below specified levels. As a consequence of this arrangement, the Company expected that an improvement in collection results should begin to occur during the second quarter of fiscal 1998. Loan delinquencies continued to increase during the first quarter of fiscal 1998, and a continued period of high delinquencies was anticipated during the transition period in which the new subservicer was implementing its collection procedures and practices with respect to the Company's servicing portfolio.

          As expected, the delinquency rate declined approximately 100 basis points from December 31, 1997, to February 28, 1998, the most recent date information was available to the Company. No comprehensive loan delinquency information was available at March 31, 1998.

          In connection with the termination of the Selling and Servicing Contract by Fannie Mae, the right of Home to service loans previously sold to Fannie Mae was terminated. However, Litton Loan Servicing, Inc., was retained by Fannie Mae to continue servicing the Title I Loan portfolio. The Company no longer exercises any control or supervision over the servicing function with respect to such loans.

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

          Salaries and employee benefits increased 203% to $5,675,268 for the 1998 period from $1,872,781 for the 1997 period, primarily as a result of an increase in the pay rates of employees, the increase in hiring of professionals required for growth, and the increase in commissioned sales personnel in the Phoenix direct marketing office. Commissioned sales personnel costs accounted for a significant share of the increase in salaries and employment benefits for the 1998 period.

          Servicing costs consists primarily of the costs related to servicing the portfolio of Loans sold on a servicing retained basis. The servicing function is performed by a non-affiliate of the Company at a negotiated fee. Servicing costs increased 388% from $ 179,909 in the 1997 period to $878,486 in the 1998 period. The increase was a result of increased loans serviced from $158,200,000 at March 31, 1997 to 280,298,000 at February 28, 1998, a 77% increase.

          Loan costs, consisting primarily of costs for credit reports, flood reports, title reports, inspection fees, and the provision for credit losses, increased 108% to $1,680,227 for the 1998 period from $808,550 for the 1997 period due primarily to the provision for credit losses of $1,050,000, as well as the increase in loan production of $20.6 million from the 1997 period to 1998.

          Total general and administrative expenses increased 300% to $5,258,280 for the 1998 period from $1,313,174 for the 1997 period. The increase was primarily as a result of increases in legal and professional fees, postage and courier costs, telecommunication costs, stationary and office supplies expenses, travel costs, advertising expenses, and depreciation expense. The increase in these costs was primarily attributable to the increased volume of loan originations, loans serviced, the overall increase in the number of personnel, and the effect of the Fannie contract termination.

          Occupancy costs increased to $480,865 in the 1998 period from $258,483 in the 1997 period, or 86%, due primarily to the expansion of lease space at the corporate offices, and the expansion of the office space related to the direct mail solicitation operations.

          Interest expense increased 276% to $1,997,851 for the 1998 period from $532,049 for the 1997 period. The increase was the direct result of increased loan originations, the corresponding increase in the average outstanding balance of the warehouse credit lines, and the financing of the Interest-only strip receivables and Mortgage-backed securities.

          The benefit for income taxes in the 1998 period was $2,308,909 as compared to a provision for income taxes $2,048,512 for the 1997 period. For the six month period ended March 31, 1998, the Company had a loss before income taxes of $19.7 million as compared to income before income taxes of $5.8 million for the six month period ended March 31, 1997.

          The effective income tax benefit for the 1998 period was 11.7%. This percentage differs from the federal statutory rate of 34% due primarily to the effect of the net operating loss carryforward.

          As a result of the foregoing, net loss increased to $17.4 million ($2.12 per share) for the 1998 period from net income of $3.8 million ($.38 per share) for the 1997 period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's financial condition, liquidity and capital resources have been adversely affected by the recent events described above, including the termination of the Mortgage Selling and Servicing Contract of Home by Fannie Mae, the related termination by Fannie Mae of Home's Title I Loan financing, disposition and servicing facilities, and the resulting Chapter 11 bankruptcy proceedings of Home and cessation of loan operations. The following discussion is qualified in its entirety by these events and consequences, some of which are as yet undetermined.

          The Company's operations require continued access to financing sources. The Company's primary operating cash requirements arise from the cost of loan originations and payments of operating expenses, interest and income taxes. Loan originations are initially funded principally through the Company's warehouse lines of credit pending the sale of loans in the secondary market or pending the securitization of Mortgage-backed securities. Substantially all of the loans originated by the Company are sold. For the period ended March 31, 1998, the Company sold for cash all Mortgage-backed securities which were financed with Fannie Mae. Net cash provided by the Company's operating activities for the six month period ended March 31, 1998 was approximately $13.3 million as compared to net cash used for the six month period ended March 31, 1998 of $4.2 million. The net cash from the Company's operating activities resulted primarily from the proceeds from the sale of loans and Mortgage-backed securities totaling $118.1 million and $75.4 million for the six month periods ended March 31, 1998 and 1997, respectively.

          Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans or Mortgage-backed securities in the secondary market, are essential for the continuation of the Company's loan origination operations. At March 31, 1998, the Company had a $20 million warehouse line of credit with a commercial bank (the "Warehouse Line"), which is in default and through which no further advances may be made. The outstanding balance of approximately $4.7 million under the Warehouse Line is due and payable at March 31, 1998. The Warehouse Line bears interest at 300 basis points over the federal funds rate and is collateralized by loans pledged under the Warehouse Line. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth, along with other financial covenants. The Company was in violation of substantially all financial covenants as of March 31, 1998.

          The Company also had a working capital line of credit with the same lender which is also in default and through which no further advances may be made. The outstanding balance of $15.0 million under the working capital line of credit is due and payable at March 31, 1998. At March 31, 1998, the interest rates on the two components of the working capital line ranged from 9.44% (30 day LIBOR plus 375 basis points) to 10.19% (30 day LIBOR plus 450 basis points). The weighted average interest rate for this facility at March 31, 1998, was 9.74%.

          Under the terms of the working capital line of credit, the lender determines at its sole discretion the collateral value as of the end of each fiscal quarter using information provided by an outside consulting firm. As of December 31, 1997, the lender determined, based upon such information, that a principal repayment of approximately $940,000 was required under terms of its credit agreement. The lender agreed to be repaid with an initial payment of $300,000, which was made on February 12, 1998, with payment of the balance due on or before March 31, 1998. The balance of the required principal repayment of $640,000 due on March 31, 1998, was not made. Furthermore, the outside consulting firm did not prepare a determination of collateral value for the lender as of March 31, 1998. However, the Company, using methodology similar to that of the outside consulting firm, prepared an estimate of the value of the collateral, which was determined to be $11,187,979. The estimated collateral value excludes any amount previously assigned to the Interest-only strip receivable, classified as available for sale securities, relating to the Fannie Mae loan serviced portfolio. By terminating the Mortgage Selling and Servicing Contract and assuming control over the servicing portfolio, Fannie Mae effectively eliminated a material portion of the collateral of the lender.

          In connection with both borrowings, Home has agreed to certain covenants, including without limitation, tangible net worth, adjusted tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained. As of March 31, 1998, the Company was in violation of substantially all financial loan covenants and otherwise in default under its credit agreements with the lender. As a result, no additional advances are available under either facility.

          In connection with the arrangement with Fannie Mae to exchange Title I Loans for Mortgage-backed securities, Fannie Mae had provided, prior to March 24, 1998, short-term repurchase funding to Home, on an uncommitted basis, for Title I Loans and Mortgage-backed securities exchanged for such loans. Generally, the repurchase facilities with Fannie Mae required repayment with a cost of funds based on a 30-day LIBOR rate plus 30 to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities. Fannie Mae also had provided repurchase funding to the Company for its Title I Loans that are held for sale and intended for sale to Fannie Mae.
At March 31, 1998, the principal amount of the Company's obligations under this repurchase facility was approximately $5.9 million for Title I Loans delivered and available for sale to Fannie Mae.

          At March 31, 1998, the Company had a bank overdraft of $1.3 million. The bank overdraft at March 31, 1998, underscores the need for the Company to secure an additional warehouse facility for conventional second mortgage loans and the need for additional capital for operating purposes.

          During the six month period ended March 31, 1998, the Company completed its second securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I issued and sold $39,193,258 of Asset Backed Bonds, Series 1997-2, at 7.261% directly to an investor. The bonds are collateralized by $39,589,150 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.24%. The Company retained and recorded an interest-only strip receivable from the securitization which entitles it to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as a retained interest that entitles it to any remaining balances in the Mortgage-backed securities after the Bonds are paid in full. In addition, the Company recorded an Interest-only strip receivable from the excess servicing fee interest spread from the Title I Loans underlying these Mortgage-backed securities. Also during the six month period ended March 31, 1998, the Company sold $32.4 million of Fannie Mae Mortgage-backed securities with an average interest rate of approximately 12.17% for total sales proceeds of approximately $36.2 million.

          During the 1998 period, the Company provided approximately $2.3 million in funds from investing activities primarily through the cash flow associated with the interest-only strips retained by the Company in connection with loan dispositions; and during the same period the Company used $15.6 million in its financing activities for the repayment of repurchase facilities which had financed the Mortgage-backed securities sold.

          As a result of the Mortgage Selling and Servicing Contract termination by Fannie Mae on March 24, 1998, and the default by the Company under all of its financing facilities, the Company no longer has access to current or future sources of funding. Without sources of funding to continue loan origination operations and loan disposition strategies, the going concern value of the Company has been materially impaired.

SAFE HARBOR STATEMENT

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

                                    PART II
                               OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          On May 14, 1998, Home, as debtor, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas, Austin Division, Case No. 98-115551-FM-11, In Re: HomeOwners Mortgage & Equity, Inc., d/b/a Home, Inc., Debtor.

          On April 9, 1998, a petition was filed against the Company and others in Tejas Securities Group, Inc. and John Gorman vs. HomeCapital Investment Corporation, John Ballard and Richard Sandy Watkins, Cause No 98-03712, in the District Court of Travis County, Texas, 98th Judicial District, seeking damages in connection with alleged common law fraud and negligence related to a research report published by Tejas Securities Group, Inc. in June 1997. Although discovery in the case has not been initiated, based upon information available to date, the Company believes that the suit is without merit and expects to deny and vigorously defend against the allegations.

ITEM 2.   CHANGES IN SECURITIES.

          On February 26, 1998, the Company granted options to purchase an aggregate of 18,000 shares of Common Stock of the Company under the Non-Employee Director Compensation Plan ("Director Plan"). The options were granted to the six non-employee directors of the Company and Home at an exercise price of $3.50 per share in accordance with the Director Plan. The options granted under the Director Plan are not transferable, and shares of Common Stock issuable upon exercise of the options are restricted against transfer in the absence of registration or exemption from registration pursuant to the Securities Act of 1933 ("Act"). Issuance of the options was exempt from registration under the Act pursuant to Sections 3(b), 4(2) and 4(6) of the Act, and Rules 505 and 506 of Regulation D promulgated under the Act.

          During the three month period ended March 31, 1998, a total of 26,998 shares of Preferred Stock, Series A, were converted into an equal number of shares of Common Stock. Accrued and unpaid dividends associated with the Preferred Stock, Series A, through the conversion date were paid to each converting stockholder. Shares of Common Stock issuable upon conversion of the Preferred Stock, Series A, are restricted against transfer in the absence of registration or exemption from registration pursuant to the Securities Act of 1933 ("Act"). Issuance of such shares was exempt from registration under the Act pursuant to Sections 3(b), 4(2) and 4(6) of the Act, and Rules 505 and 506 of Regulation D promulgated under the Act.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

          (a) As a result of termination of the Mortgage Selling and Servicing Contract of Home by Fannie Mae on March 24, 1998, and related consequences, including the Chapter 11 reorganization bankruptcy filing by Home on May 4, 1998, Home is in default in financial and other covenants under its warehouse line of credit and working capital line of credit with the Company's principal commercial lender. Fannie Mae has also asserted that Home is in default under certain loan financing and repurchase arrangements with Fannie Mae.

          (b) As a result of termination of the Mortgage Selling and Servicing Contract of Home by Fannie Mae, certain holders of shares of the Preferred Stock, Series A, of the Company have asserted that the Company is in default under covenants of the Stock Purchase Agreement by which such shares were acquired. Through March 31, 1998, accrued dividends on the Preferred Stock, Series A, in the aggregate amount of $201,877 were in arrears in accordance with the provisions governing the Preferred Stock, Series A.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The annual meeting of stockholders of the Company was duly called and held on February 26, 1998 ("Annual Meeting"). In connection with the Annual Meeting, the Company filed and distributed to its stockholders a Proxy Statement pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended. The following matters were voted upon at the Annual Meeting:

          (a) The election of the following persons to serve on the Board of Directors of the Company: John W. Ballard, E. Jeff Bomer, J. Rolfe Johnson, Charles R. Leone, III, Larry D. Meyers, Peter A. Pyhrr and Walter W. Stoepplewerth; and

          (b) The ratification of the appointment of Coopers & Lybrand, L.L.P., as independent accountants and auditors of the Company for the 1998 fiscal year.

          Each of the nominees was elected to the Board of Directors and the appointment of the accountants was ratified by the necessary vote at the Annual Meeting. The following table sets forth the number of votes cast for, against or withheld, and abstentions and broker non-votes in the election of each director and appointment of the accountants:


                                    For        Against             Abstain/1/
Directors                        ---------     -------             ---------


     Mr. Ballard                 8,690,591           -               825,498
     Mr. Bomer                   8,361,453           -             1,125,498
     Mr. Johnson                 8.690,659           -               825,498
     Mr. Leone                   8,390,659           -             1,154,704
     Mr. Meyers                  8,355,966           -             1,160,191
     Mr. Pyhrr                   8,361,453           -             1,154,704
     Mr. Stoeppelwerth           8,361,453           -             1,154,704
Accountants                      8,509,030       5,295                 1,833

---------------
/1/ Votes withheld in Election of Directors; includes broker non-votes

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits:

              Exhibit 11.1 Statement of Computation of Earnings per Share (Six Months).

              Exhibit 11.2 Statement of Computation of Earnings per Share (Three Months).

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


                                  HOMECAPITAL INVESTMENT CORPORATION
                                  (Registrant)



Date: May 20, 1998                By: /s/ Rebecca F. Blanchard
                                      ------------------------------------------
                                      Rebecca F. Blanchard
                                      Treasurer and Principal Accounting Officer