Form 10QSB
period 1998-06-30
HOMECAPITAL INVESTMENT CORP
filed 1998-08-31
CIK 320545

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998.

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from        to             .


                         Commission File Number: 0-9774

                       HOMECAPITAL INVESTMENT CORPORATION
                       ----------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

            NEVADA                                       95-3614463
(State or Other Jurisdiction of                      (I.R.S. Employer
 Incorporation or Organization)                     Identification No.)



                          8906 WALL STREET, SUITE 811
                              Austin, Texas 78754
                    (Address of Principal Executive Offices)

                                 (512) 835-9822
                (Issuer's Telephone Number, Including Area Code)

                      6836 AUSTIN CENTER BLVD., SUITE 280
                              Austin, Texas 78731
                                 (512) 427-5200
            (Former Address and Telephone Changed Since Last Report)


     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

     As of August 28, 1998, there were 8,295,525 shares of common stock of the issuer outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes [_]  No [X]


          The Exhibit Index appears on page 29.

                       HOMECAPITAL INVESTMENT CORPORATION

                              Index to Form 10-QSB


PART I.    FINANCIAL INFORMATION                           Page No.
                                                           --------

Item 1.    Financial Statements

           Consolidated Balance Sheet
            As of June 30, 1998 (Unaudited)                    3

           Consolidated Statements of Operations
            For the Nine Months Ended June 30, 1998
            and 1997 (Unaudited)                               4

           Consolidated Statements of Operations
            For the Three Months Ended June 30, 1998
            and 1997 (Unaudited)                               5

           Consolidated Statements of Cash Flows
            For the Nine Months Ended June 30, 1998
            and 1997 (Unaudited)                               6

           Notes to Financial Statements                       7

Item 2.    Management's Discussion and Analysis or
           Plan of Operation.                                 17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                  26

Item 3.    Defaults Upon Senior Securities                    28

Item 5.    Other Information                                  28

Item 6.    Exhibits and Reports on Form 8-K.                  29

Signatures                                                    30

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 1998
                                  (Unaudited)


                             ASSETS

Cash                                                           $     89,701
Cash deposits, restricted                                           153,230
Loans held for sale, net                                         11,587,588
Interest-only strip receivables                                   8,752,503
Retained interest in securitized assets                           1,358,544
Income taxes refundable                                           1,241,295
Prepaid expenses and other assets                                   692,963
Furniture, fixtures and equipment, net                              667,863
                                                               ------------
     Total assets                                              $ 24,543,687
                                                               ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Note payable                                                   $      8,345
Revolving lines of credit                                        24,046,073
Capital lease obligations                                           217,283
Accrued expenses and other liabilities                            5,605,261
Allowance for credit losses on loans sold                         2,044,315
Deferred tax liabilities                                          1,237,173
                                                               ------------
     Total liabilities                                           33,158,450
                                                               ------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock, $.01 par value; 10,000,000 shares
     authorized; 1,431,335 shares of cumulative
     convertible Series A stock issued and
     outstanding(liquidation value of $2,147,003)                    14,313
    Common stock, $.01 par value; 100,000,000 shares
     authorized;  8,295,525 shares issued and
     outstanding                                                     82,955
    Additional paid-in capital                                    6,296,399
    Accumulated deficit                                         (14,952,930)
    Notes receivable for stock issued                               (55,500)
                                                               ------------
     Total stockholders' deficit                                 (8,614,763)
                                                               ------------
     Total liabilities and stockholders' deficit               $ 24,543,687
                                                               ============

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the Nine Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                          1998                          1997
                                                 ------------------              ---------------
Revenues:
    Gain on sale of loans and
     mortgage-backed securities                   $  7,643,776                      $ 10,498,745
    Net unrealized gain (loss) on valuation
     of investment securities                       (1,595,664)                        1,862,559
    Interest - loans                                 1,799,204                           844,551
    Interest - investments                           1,743,924                         1,634,379
    Loan servicing income                                    -                           422,482
    Other income                                       316,635                           168,722
                                                  ------------                      ------------
                         Total revenues              9,907,875                        15,431,438
                                                  ------------                      ------------
Costs and Expenses:
    Salaries and employee benefits                   6,390,678                         3,377,389
    Servicing costs                                  1,010,950                           701,142
    Loan costs                                       2,613,667                         1,175,582
    General and administrative                       6,411,870                         2,649,577
    Occupancy                                          581,563                           442,871
    Interest                                         2,204,919                           923,895
    Nonrecurring charge - write-off of
     interest-only strip receivable                 13,857,307                                 -
                                                  ------------                      ------------
                        Total costs and
                         expenses                   33,070,954                         9,270,456
                                                  ------------                      ------------
Income (loss) before income taxes                  (23,163,079)                        6,160,982
Provision (benefit) for income taxes                (2,308,909)                        2,161,778
                                                  ------------                      ------------
                        Net income (loss)         $(20,854,170)                     $  3,999,204
                                                  ============                      ============
Income (loss) per common share:
    Basic:
        Earnings (loss) per common share          $      (2.55)                     $        .47
                                                  ============                      ============
        Weighted average number of common
         shares outstanding                          8,270,639                         8,008,659
                                                  ============                      ============
   Diluted:
        Earnings (loss) per common share          $      (2.55)                     $        .40
                                                  ============                      ============
         Weighted average number of common
          shares outstanding                         8,270,639                        10,102,901
                                                  ============                      ============

   The accompanying  notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the Three Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                          1998                          1997
                                                 ------------------              ---------------
Revenues:
    Gain on sale of loans and
     mortgage-backed securities                         $    20,530                  $ 1,879,977
    Net unrealized gain (loss) on valuation
     of investment securities                              (370,870)                   1,434,584
    Interest - loans                                         48,494                      150,135
    Interest - investments                                   91,125                      855,650
    Other income                                              3,575                       70,010
                                                        -----------                  -----------
                        Total revenues                     (207,146)                   4,390,356
                                                        -----------                  -----------
Costs and Expenses:
    Salaries and employee benefits                          715,410                    1,504,609
    Servicing costs                                         132,464                      282,462
    Loan costs                                              933,440                      367,031
    General and administrative                            1,153,590                    1,336,403
    Occupancy                                               100,698                      184,388
    Interest                                                207,068                      391,875
                                                        -----------                  -----------
                        Total costs and
                         expenses                         3,242,670                    4,066,738
                                                        -----------                  -----------
Income (loss) before income taxes                        (3,449,816)                     323,618
Provision for income taxes                                        -                      113,266
                                                        -----------                  -----------
                        Net (loss) income               $(3,449,816)                 $   210,352
                                                        ===========                  ===========
Income (loss) per common share:
    Basic:
        Earnings (loss) per common share                $      (.42)                 $       .02
                                                        ===========                  ===========
        Weighted average number of common
         shares outstanding                               8,295,525                    8,226,883
                                                        ===========                  ===========
   Diluted:
        Earnings (loss) per common share                $      (.42)                 $       .02
                                                        ===========                  ===========
         Weighted average number of common
          shares outstanding                              8,295,525                   10,346,758
                                                        ===========                  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Nine Months Ended June 30, 1998 and 1997
                                  (Unaudited)

                                                          1998                             1997
                                                  ----------------                 ----------------
Cash flows from operating activities:
   Net income (loss)                                 $ (20,854,170)                   $   3,999,204
   Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating
    activities:
   Depreciation and amortization                         1,199,136                        1,127,536
   Deferred tax (benefit) provision                     (1,067,614)                        (246,818)
   Provision for credit losses                           1,971,329                          775,000
   Issuance of warrants and options                        162,690                                -
   Gain on sales of loans and mortgage-backed
    securities                                          (7,643,776)                     (10,498,745)
   Unrealized loss (gain) from valuation of
    trading account securities                           1,595,664                       (1,862,559)
   Loss on impairment of interest-only strip
    receivables                                         12,076,207                                -
   Proceeds from sales of loans and
    mortgage-backed  securities                        120,512,113                       94,249,216
   Purchase and origination of loans                   (96,120,707)                    (115,157,183)
   Change in operating assets and liabilities:
      Decrease (increase) in cash deposits,
       restricted                                        1,470,552                         (462,081)
      Decrease (increase) in accrued interest
       receivable                                          223,373                         (150,608)
      Decrease (increase) in prepaid and
       other assets                                      1,412,248                         (764,664)
      Increase in accrued expenses and other
       liabilities                                         521,376                        2,162,062
                                                      ------------                    -------------
      Net cash provided by (used in)
       operating activities                             15,458,421                      (26,829,640)
                                                      ------------                    -------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and
    equipment                                             (447,617)                        (777,624)
   Payments received on interest-only strip
    receivables                                          3,694,395                                -
                                                      ------------                    -------------
   Net cash provided by (used in) investing
    activities                                           3,246,778                         (777,624)
                                                      ------------                    -------------
   Cash flows from financing activities:
   Increase (decrease) in revolving lines of
    credit                                             (10,346,510)                      21,887,498
   Increase (decrease) in payable under
    securities loan agreements                          (7,673,000)                       4,026,000
   Payments on note payable                                (41,655)                         (74,997)
   Proceeds from exercise of Series A warrants                   -                        1,911,919
   Proceeds from exercise of other warrants                      -                           92,700
   Payment of bank overdraft                              (543,521)                               -
   Additions (payments) on capital lease                   176,830                          (10,779)
    obligations
   Preferred stock dividends                              (191,844)                        (201,945)
                                                      ------------                    -------------
      Net cash provided by (used in)
       financing activities                            (18,619,700)                      27,630,396
                                                      ------------                    -------------
Increase in cash                                            85,499                           23,132
Cash, beginning of period                                    4,202                          343,484
                                                      ------------                    -------------
Cash, end of period                                   $     89,701                    $     366,616
                                                      ============                    =============

   The accompanying notes are an integral part of the consolidated financial statements.

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                         NOTES TO FINANCIAL STATEMENTS


1.  NATURE OF OPERATIONS

     The Company and Subsidiary

     The consolidated financial statements include the accounts of HomeCapital Investment Corporation, a public holding company, ("HomeCapital"), incorporated in the state of Nevada on October 8, 1980, and its wholly-owned subsidiary, HomeOwners Mortgage & Equity, Inc. ("Home," collectively, the "Company"). As described herein, since May 4, 1998, Home has been Debtor-in-Possession in reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code ("Reorganization Proceedings").

     DESCRIPTION OF OPERATIONS

     Prior to the Reorganization Proceedings, the Company, through wholesale and retail sources, originated and purchased home improvement loans, and other second lien mortgage loans ("Loans") and disposed of such Loans through direct sale, securitization or conversion to Mortgage-backed securities. The Company is an approved lender under the Department of Housing and Urban Development ("HUD") Federal Housing Administration ("FHA") Title I Program, which provides FHA insurance against losses on eligible property improvement and manufactured housing loans ("Title I Loans"). As a FHA approved lender, the Company is subject to regulation and examination by HUD. Under the program, the FHA insures 90% of the principal balance of each Title I Loan and certain interest costs, subject to the amount of insurance available in the Company's reserve account maintained by the FHA. The Company also holds approval from HUD under the FHA Title II Program; however the Company had not originated any Loans pursuant to that Program as of June 30, 1998.

     NONRECURRING EVENTS

     On March 24, 1998, the Company was notified by officials of the Federal National Mortgage Association ("Fannie Mae") that Fannie Mae was terminating the Mortgage Selling and Servicing Contract for FHA Title I Loans with Home. Additionally, Fannie Mae also terminated its short-term warehouse facilities and its securities repurchase facilities with Home related to financing of Title I Loans and Mortgage-backed securities and demanded the repurchase by Home of certain loans, including multifamily loans previously sold to Fannie Mae that Fannie Mae now considers to be ineligible under the contract. As part of the contract termination, the right to service the portfolio of Title I Loans and Mortgage-backed securities and receive the excess interest flow from these assets serviced was terminated by Fannie Mae, and Fannie Mae assumed control over the servicing and the related cash flow. Collectively, these events are sometimes referred to as the "Fannie Mae Contract termination."

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

1.   NATURE OF OPERATIONS, CONTINUED

     The carrying value of this servicing asset, which is included in the balance sheet caption, Interest-only strip receivable, had a balance of approximately $12,356,000 at February 28, 1998, the month-end immediately preceding the date of the Fannie Mae Contract termination. At June 30, 1998, the Company has determined that the asset has been permanently impaired and has charged the write-off of the asset against operations for the nine month period ended June 30, 1998. See Note 5.

     The Company began selling substantially all of its Title I Loan production to Fannie Mae in June 1996, and, thereafter, substantially all of the Title I Loan production of Home was sold to Fannie Mae on a whole loan basis or swapped with Fannie Mae for Mortgage-backed securities, and the whole loans and Mortgage-backed securities were financed by Fannie Mae. The actions taken by Fannie Mae have had a materially adverse effect upon the Company, including the substantial suspension of business, the write-off of a material portion of Interest-only strip receivables in the amount of $13,857,307 during the nine months ended June 30, 1998, and default by Home under various financing agreements with lending institutions.

     As a result, the going concern value of Home and the Company has been materially impaired, and it is highly unlikely that the Company will be
     able to continue operations.   Home filed a voluntary petition for relief
     under Chapter 11 of the United States Bankruptcy Code on May 4, 1998 (the "Reorganization Date") in the U.S. District Court for the Western District of Texas, Austin Division (the "Court").

     Immediately following the Fannie Mae Contract termination, the Company severely curtailed, and shortly thereafter ceased, all loan production activities, closed all branch offices and operations, dismissed its executive officers and drastically reduced its personnel. Subsequent to the Reorganization Proceedings, the Company moved its principal office to modest facilities, where its staff of six (6) persons and some contract employees have mostly provided financial information and documents in support of the Reorganization Proceedings, disposition of furniture, fixtures and equipment, loan portfolio and other asset liquidations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ADJUSTMENTS TO INTERIM FINANCIAL STATEMENTS

     The Company believes that the interim financial statements of the Company at June 30, 1998 and for the three and nine month periods ended June 30, 1998 and 1997, reflect all adjustments (consisting of normal recurring adjustments and adjustments for the events described in Note 1), which, in the opinion of management, are necessary to present fairly the results of operations and financial position. The results of operations of any interim period are not necessarily indicative of the results of operations for a full year.

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     CREDIT CONCENTRATIONS

     The Company has been a party to financial instruments with off-balance sheet credit risk in the normal course of business. These financial instruments have included commitments to extend credit to borrowers and commitments to purchase loans from others. As of June 30, 1998, the Company had no outstanding commitments to extend credit or purchase loans, exclusive of the repurchase obligations claimed by Fannie Mae as described in Note 1.

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

     The computation of basic earnings (loss) per share is based on the weighted average number of common shares outstanding during the period. Net earnings (loss) used in the computation of basic earnings (loss) per share are reduced by preferred stock dividend requirements. Diluted earnings per share for periods ended June 30, 1997, assumes conversion of the Company's 1,431,335 outstanding shares of Preferred Stock, Series A, and the exercise of outstanding stock options and stock warrants, except when the effect is antidilutive.

3.   LOANS HELD FOR SALE

     Loans held for sale consisted of the following at June 30, 1988:

                 Title I Loans                              $12,254,716
                 Conventional loans                              39,768
                 Other                                            7,104
                 Capitalized loan origination fees
                 and costs, net                                 382,329
                                                            -----------
                                                             12,683,917
                 Allowance for credit losses                 (1,096,329)
                                                            -----------
                                  Total                     $11,587,588
                                                            ===========

     As of June 30, 1998, substantially all of the Title I Loans held for sale were financed under warehouse loan facilities with the Company's financial institutional lender or with Fannie Mae. Immediately prior to the March 24, 1998, Fannie Mae Contract termination,

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

3.  LOANS HELD FOR SALE, CONTINUED

     the Title I Loans had an estimated fair value of 105 to 107 of par value. As a result of the actions taken by Fannie Mae and the corresponding adverse effect on the investor marketplace, the fair value of the Title I Loans has been impaired. The Company has recorded a loss provision for loans held for sale that considers the range of bids received during the three months ended June 30, 1998.

4.  ALLOWANCE FOR CREDIT LOSSES

     Combined changes in the allowance for credit losses for Loans held for sale and Loans sold consisted of the following for the three months ended June 30, 1998:


              Balance at beginning of period                    $2,219,315
              Provisions for credit losses                         921,329
                                                                ----------
               Balance at end of period                         $3,140,644
                                                                ==========
              Components of the allowance at June 30:
              Allowance for credit losses on Loans held
               for sale                                         $1,096,329
              Allowance for credit losses on Loans sold          2,044,315
                                                                ----------
                                                                $3,140,644
                                                                ==========

     The provisions for credit losses reflects the Company's expectations concerning liquidation of its loan portfolio. The Company expects and has booked a loss of $464,000 with respect to sale of the loan portfolio securing the Company's warehouse line of credit with Guaranty Federal Bank, F.S.B. ("Bank"), based upon bids received. In anticipation that the Company may not realize more than par or face amount of its remaining loan portfolio, a reserve for all loan origination fees of $382,329 has been recorded at June 30, 1998.

     As more fully described in Note 1, Fannie Mae has requested that Home repurchase an unspecified amount of Title I Loans. Since the repurchase request is unspecified and the Company is unable to estimate the amount of repurchase obligation, if any, no amount has been provided in the accompanying statements of operations for the three or nine months ended June 30, 1998.

     The allowance for credit losses may not be adequate based upon the events surrounding the Fannie Mae Contract termination and the lack of senior management personnel. See Note 8.

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

5.  INTEREST-ONLY STRIP RECEIVABLE

     The activity in Interest-only strip receivables is summarized as follows for the three month period ended June 30, 1998:


     Balance, April 1, 1998                                  $10,066,775
     Additions                                                         -
     Payment received, net of amortization                      (943,402)
     Unrealized losses on trading securities                    (370,870)
                                                             -----------
     Balance, June 30, 1998                                  $ 8,752,503
                                                             ===========

     The components of Interest-only strip receivables at June 30, 1998, are classified as follows:

     Available for sale securities                           $   236,755
     Trading securities                                        8,515,748
                                                             -----------
     Total                                                   $ 8,752,503
                                                             ===========

6.   REVOLVING LINES OF CREDIT

     The Company financed certain of its Loans held for sale through a $20,000,000 revolving line of credit agreement with the Bank, which matured June 30, 1998, and had an outstanding balance of $4,513,105 at June 30, 1998. The Company received funding for approximately 98% of the principal on each Loan it originated or purchased through the warehouse line. The outstanding principal is collateralized by the original notes and mortgages and is to be repaid upon their sale. The Company accrued interest on the principal outstanding through the Reorganization Date, after which no additional interest accrual was recorded. The agreement stipulates that the Bank will hold the original notes and mortgages for all loans funded under the line as collateral. Upon sale of the loans, the purchaser funds the bank directly and the collateral is released.

     The Company also had a working capital line of credit (servicing collateralized) with the Bank, which matured June 30, 1998, and had an outstanding balance of $14,077,067 at June 30,1998. The agreement required interest only payments monthly; however, no interest has been paid during the three month period ended June 30, 1998. Interest expense has been recorded up to the Reorganization Date.

     Under terms of the working capital line of credit, the Bank determines at its sole discretion the collateral value as of the end of each fiscal quarter using information provided by an outside consulting firm. As of December 31, 1997, the lender determined, based upon such information, that a principal repayment of approximately $940,000 was required under terms of its credit agreement. The lender agreed to be repaid an initial payment of $300,000, which was made on February 12, 1998, and the balance was due on or before March 31, 1998. The balance of the required principal repayment of $640,000 due on March 31, 1998, was not made. Furthermore, the outside consulting firm did not prepare a determination of collateral value for the lender as of March 31, 1998 or June 30,

               HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

6.   REVOLVING LINES OF CREDIT, CONTINUED

     1998. However, the Company, using methodology similar to that of the outside consulting firm, prepared an estimate of the value of the collateral, which was determined to be $9,874,292. The estimated collateral value excludes any amount previously assigned to the Interest-only strip receivable, classified as available for sale securities, relating to the Fannie Mae loan serviced portfolio. By terminating the Mortgage Selling and Servicing Contract and assuming control over the servicing portfolio, Fannie Mae effectively eliminated a material portion of the collateral of the lender. See Note 5.

     In connection with both borrowings, the Company agreed to certain covenants, including without limitation, tangible net worth, adjusted tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained. As of June 30, 1998, the Company was in violation of substantially all financial covenants. Furthermore, the Company was in default under both borrowings at June 30, 1998. As a result of the default, no additional advances are available under either facility, and the amounts outstanding under the credit facilities are due and payable.

     As part of the arrangement to exchange Title I Loans for Fannie Mae Mortgage-backed securities, Fannie Mae had provided short-term warehouse funding to Home, on an uncommitted basis, for its Title I Loans and Mortgage-backed securities exchanged for such Loans. Generally, the funding facilities require repayment with a cost of funds based on 30 day LIBOR rate, plus 30 basis points to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities. All financing arrangements with Fannie Mae were terminated as of March 24, 1998. Amounts outstanding at June 30, 1998, are due and payable.

     The composition of the revolving lines of credit was as follows at June 30, 1998:

        Payable to financial institution, warehouse line        $ 4,513,105
        Payable to Fannie Mae, funding facilities                 5,455,901
        Payable to financial institution, working capital line   14,077,067
                                                                -----------
                                                                $24,046,073
                                                                ===========

7.   INCOME TAXES

     A valuation allowance has been recorded for the full amount of the deferred tax assets created during the three month period ended June 30, 1998, as management cannot be certain that the benefit of such assets will be realized.

8.  REORGANIZATION PROCEEDINGS

     Home Reorganization Proceedings. On May 4, 1998, Home, as debtor, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.   REORGANIZATION PROCEEDINGS, CONTINUED

     States Bankruptcy Court for the Western District of Texas, Austin Division ("Court"), Case No. 98-115551-FM-11, In Re: HomeOwners Mortgage & Equity, Inc., d/b/a Home, Inc., Debtor ("Reorganization Proceedings"). Home is Debtor-in-Possession in the Reorganization Proceedings and is seeking to develop a plan of reorganization with another operating business or funding source in order to utilize any residual enterprise value of Home and favorable public company attributes of the Company ("Reorganization") that will provide an ongoing business or funding to resume operations and restore some value for stockholders of the Company. However, although discussions are in progress in connection with potential transactions, no assurance can be given that any of such discussions will result in a definitive Reorganization. Moreover, any such Reorganization may be subject to Court approval, and may also require approval by stockholders of the Company and arrangements with creditors of Home and the Company, none of which can be assured.

     Some of the more significant actions taken by Home in connection with the Reorganization Proceedings are summarized as follows:

               (a) By agreement, dated June 22, 1998, with the landlord, and order of the Court, dated August 3, 1998, the lease covering the Company's former principal office premises at 6836 Austin Center Blvd., Suite 180, Austin, Texas, 78731, has been rejected and terminated without lien against Company assets, enabling the Company to remove and sell or relocate its office furniture, fixtures and equipment. The Company occupied approximately 18,500 square feet of office space for a rental rate of approximately $32,000 per month.

               (b) Also by Court order, dated August 3, 1998, Home was authorized to enter into a lease, dated June 22, 1998, with MV Wall Street, Ltd. ("Wall Street"), covering approximately 2,000 square feet at 8906 Wall Street, Suite 811, Austin, Texas 78754, for a period of one (1) year at a rental rate of $1,500 per month. Wall Street is a limited partnership whose general partner is a corporation owned and controlled by Peter A. Pyhrr, a principal stockholder and director of the Company; the limited partners of Wall Street consist of Peter A. Pyhrr, E. Jeff Bomer, Chairman of the Board, Secretary and a principal stockholder of the Company, and Stephen A. Pyhrr, formerly a director of the Company and one of its principal stockholders.

               (c) On June 23, 1998, the Court authorized rejection of thirteen
     (13) branch office leases in ten (10) states.

               (d) On July 27, 1998, the Court authorized the rejection of office and equipment leases associated with the former Phoenix, Arizona branch office of Home ("Phoenix Office"), and approved the assignment of the leases and all furniture, fixtures, equipment and supplies associated with the Phoenix Office to Home Improvement Mortgage, Inc. ("HIM"), a company owned by persons formerly engaged by Home to manage the Phoenix Office, in consideration of the assumption by HIM of certain lease operating and payroll obligations.

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

8.  REORGANIZATION PROCEEDINGS, CONTINUED

               (e) The Court has approved an Employee Retention Plan providing for payment of monthly salaries to five (5) Home employees aggregating approximately $22,180 per month, insurance benefits, reimbursement of approximately $3,600 to the employees, three (3) months severance pay to persons who remain in employment through December 31, 1998, and establishing a priority claim of up to $4,000 and an additional non-priority claim of up to $4,000 with respect to accrued but unpaid vacation pay of each employee.

               (f) By order dated June 8, 1998, the Court authorized the sale of certain furniture, fixtures and equipment associated with the Company's former Austin, Texas office for an aggregate of approximately $99,000, including sales of certain furniture and equipment to former employees and their affiliates and authorizing the sale of additional furniture, fixtures and equipment by Home from time to time.

               (g) By agreed interim order, dated June 9, 1998, between Home and Guaranty Federal Bank, F.S.B. (the "Bank"), the Court authorized the segregation and limited the use of certain cash collateral, including the net proceeds of loan payments on certain loans securing obligations of Home to the Bank, authorized the use of an aggregate of $50,000 of such cash collateral by Home under certain conditions, and granted a security intent to the Bank in any net proceeds of sale of certain loans securing obligations of Home to Fannie Mae, the proceeds of any claim by Home against Fannie Mae and the proceeds of any tax refund of Home.

               (h) By agreed order, dated June 15, 1998, between Home and Fannie Mae, the Court approved an agreement, dated June 12, 1998, between Home and Fannie Mae establishing the terms of marketing and sale of certain loans sold to Fannie Mae by Home under right of repurchase and the application of loan sale proceeds to obligations of Home to Fannie Mae.

               (i) Norwest Bank Minnesota, N.A. ("Norwest") has filed a motion in the Reorganization Proceedings seeking, in effect, to divest Home of its servicing agreement with respect some of Home's loan portfolio. Home has attributed a present value of approximately $237,340 to the servicing receivable associated with such loans that would be adversely affected by termination of its servicing agreement. Therefore, Home is negotiating with Norwest for payment of fair value approximating book value for the servicing rights, though no assurance can be given that a settlement can be reached that would realize the current carried value of the servicing receivable.

               (j) The loan administration with respect to the Company's two securitizations has been transferred to U.S. Bank. As a result, the Company has suffered the loss of administrative fees of approximately $2,000 per month.

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.   COMMITMENTS AND CONTINGENCIES

     In addition to the matters referred to in Note 1 and Note 8 hereof and elsewhere herein, the Company is subject to the following commitments and contingencies, any of which or together could have a material affect on the financial condition or results of operations of the Company:

          (a) Tejas Securities Group, Inc. and John Gorman vs. HomeCapital Investment Corporation, et al, Cause No 98-03712, in the District Court of Travis County, Texas, 98th Judicial District. This lawsuit was filed April 9, 1998, seeking damages in connection with alleged common law fraud and negligence related to a research report published by Tejas Securities Group, Inc., in June, 1997. Tejas Securities Group, Inc. has voluntarily dismissed its petition in this matter, although the suit is being continued by John Gorman, as sole plaintiff. Although discovery in the case has not been initiated, based upon information available to date, the Company believes that the suit is without merit and will vigorously defend against the allegations.

          (b) Eaglewood Properties Litigation, Cause No. 98-06352 in the 261st
     District Court of Travis County, Texas.   This lawsuit was filed June 12,
     1998, by several substantial stockholders who are former insiders of the Company against four (4) former officers and three (3) directors of the Company or Home, or both, as defendants, seeking damages in excess of $16 million, for alleged statutory fraud, negligent misrepresentation, negligence, gross negligence and civil conspiracy arising out of claims that mismanagement by the defendants precipitated the Fannie Mae Contract termination and subsequent market decline, resulting in loss to the plaintiffs. The Company is obligated to indemnity and provide a defense of the lawsuit for the defendants. Answers have been filed denying liability in behalf of all defendants, and the Company expects to defend the case vigorously. Although discovery proceedings have only begun, based upon the present state of information regarding the allegations, the Company believes that the claims are without merit.

          (c) HCI Equity Partners, L.P. v. HomeCapital Investment Corporation, Cause No. 9807296, in the 261st District Court of Travis County, Texas. This lawsuit was filed on July 16, 1998, by the holder of 1,000,000 shares of the Company's Preferred Stock, Series A, alleging the Fannie Mae Contract termination constitutes a breach of the stock purchase agreement pursuant to which the plaintiff purchased the preferred shares, and seeking damages in the amount of $2,820,000. The Company has denied the allegations and expects to vigorously defend against any liability in the matter.

          (d) As a result of termination of the employment of the Company's executive officers, Home may be obligated for severance or other payments under employment agreements in effect at the date of termination, and the Company may be so obligated with respect to one such contract. However, the determination of the amount and other

              HOMECAPITAL INVESTMENT CORPORATION AND SUBSIDIARY
                   NOTES TO FINANCIAL STATEMENTS, CONTINUED

9.   COMMITMENTS AND CONTINGENCIES, CONTINUED

     aspects of any such claims will be made by the Court in the Reorganization Proceedings, except as to the Company's liability, if any, under the contract to which the Company is a party.

          (e) The Company has guaranteed the warehouse and working capital lines of credit of Home with the Bank, and unless the collateral securing the loans can be liquidated for sufficient proceeds to discharge the Bank loans, the Company may be obligated to pay or discharge any deficiency.

          (f) The Company has an inter-company liability to Home in the amount of $897,357.50 at June 30, 1998, all of which is eliminated in consolidation. However, the Company may be subject to a claim in such amount by Home arising out of the Reorganization Proceedings.

10.  LIABILITIES SUBJECT TO COMPROMISE

     Pursuant to the voluntary petition filed by Home for relief under Chapter 11 of the United States Bankruptcy Code on May 4, 1998 (see Note 1), certain claims against Home in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed, while Home continues business operations as debtor-in-possession. These claims are reflected in the June 30, 1998 balance sheet and are "liabilities subject to compromise." There are no liabilities reflected in such statement that are not subject to compromise. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against Home's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Reorganization expenses, which were incurred after the petition was filed, amounted to approximately $614,000 before income tax benefit for the nine-and three-month periods ended June 30, 1998. Such expenses related to the loss on the sale of furniture, fixtures, and equipment.

     Home received approval from the Court to pay or otherwise honor certain of its prepetition obligations, as described in Note 8. Home has determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations; therefore, Home has discontinued accruing interest on these obligations.

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

          Home is a specialized consumer finance company organized in 1993 to originate, purchase, sell and service home improvement loans and other second mortgage loans secured by residential property. Historically, Home primarily financed Title I home improvement loans ("Title I Loans") and conventional consumer and home equity loans that may fund a variety of borrower needs ("Conventional Loans"). Loans originated or purchased by Home were financed through warehouse credit lines and then sold to the Federal National Mortgage Association ("Fannie Mae"), secondary market mortgage investors and other financial institutions or exchanged for Fannie Mae Mortgage-backed securities. Home originated and purchased its loans through two primary sources: wholesale (i.e., "Correspondent Loans") and retail (i.e., "Direct Loans"). Home purchased Correspondent Loans through a national network of mortgage company loan correspondents ("Correspondents"). Home originated Direct Loans by direct mail solicitation of individual homeowners, through referrals from home improvement contractors, located principally in the Southwestern and Western regions of the United States, and through special marketing arrangements with home improvement supply and installation firms ("Corporate Alliances") to provide loans to customers of these firms.

          As a result of the Fannie Mae Contract termination and bankruptcy Reorganization Proceedings of Home described below, all loan production by the Company has ceased, all operating offices and personnel of the Company have been reduced to six (6) employees relocated to a modest office in Austin, Texas, and the Company's loan portfolio and related assets, as well as excess furniture, fixtures and equipment, are being liquidated. Meanwhile the Company seeks to develop a plan of reorganization that will utilize any residual enterprise value of Home and the public ownership characteristics of the Company for the benefit of stockholders and creditors of the Company.

          Because of the heavy workload and skeletal staff, the Company has experienced difficulty tracking and generating financial data for financial statement presentations. This problem has been compounded by difficulty in obtaining timely loan portfolio collection, paydown and delinquency information from Fannie Mae and the loan servicer with respect to the loan portfolio sold to or held as collateral by Fannie Mae, since Fannie Mae has possessed all loan files and usurped administration of all loan servicing with respect to such loans. As a result, the Company has experienced a delay in timely filing of this report and may experience future delays.

FANNIE MAE CONTRACT TERMINATION

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

          The carrying value of this asset, which is included in the Balance Sheet caption Interest-only strip receivable, had a balance of approximately $12,356,000, at February 28, 1998, the month-end immediately preceding the date of termination by Fannie Mae. At June 30, 1998, the Company has determined that the asset has been permanently impaired and has charged the write-off of the asset against operations for the nine month period ended June 30, 1998.

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

          As a result, the going concern value of Home and the Company has been materially impaired, and it is highly unlikely that the Company will be able to continue operations. During April 1998, all senior executives of the Company and substantially all of the employees were laid off or resigned and all branch offices have been closed.

REORGANIZATION PROCEEDINGS

     On May 4, 1998, Home filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code ("Reorganization Proceedings"). Subsequently, the Company has been seeking to develop a plan of reorganization, preferably by combination with a compatible, profitable mortgage or consumer finance company seeking public ownership of its shares and willing to utilize and revive the more desirable aspects of the Company's HUD and multi-state licenses and other relationships. Meanwhile, the Company has sold most of its furniture, fixtures and equipment, closed thirteen of its offices and has sold the assets associated with the Phoenix, Arizona office to certain former employees of that office. Guaranty Federal Bank has authorized the Company to sell the loan portfolio securing the warehouse line of credit and has agreed to provide Home with an aggregate of up to $50,000 out of the cash collateral held by the Bank as working capital secured by certain anticipated assets of Home. The parties are engaged in negotiations regarding disposition of the Interest-only strip receivable securing the working capital line of credit held by the Bank. Loan servicing administration associated with the Company's securitizations of loans in 1997 has been transferred to U.S. Bank, and Norwest Bank Minnesota, N.B., is seeking to terminate the servicing agreement of Home with respect to loans sold to the First National Bank of Keystone and other investors. Most of the effort of the Company's personnel have been devoted to providing needed documents, information and support in the Reorganization Proceedings and liquidation of collateral and other assets to produce working capital. However, the Company has also relied upon loans from its principal stockholders to provide working capital.

RESULTS OF OPERATIONS

NINE MONTHS ENDED JUNE 30, 1998 ("1998 PERIOD"), COMPARED TO NINE MONTHS ENDED JUNE 30, 1997 ("1997 PERIOD"):

          The continuing operations and growth of the Company have been suspended as a result of recent actions by Fannie Mae and the resulting consequences described above and herein. During the three month period ended June 30, 1998 virtually all of the employees of Home have either been dismissed or have resigned. The Company currently employees six full time staff to assist with the reorganization. As a result of these developments, the ability of the Company to report its financial condition has been adversely affected. The discussion which follows is qualified in its entirety by these events, some of the effects of which have not yet been determined.

          Because loan production effectively ceased approximately March 31, 1998, the Company only produced $96.1 million of loans during the 1998 period compared to $114.0 million of loans during the 1997 period, a decrease of 16%. Of the $96.1 million of loans produced in the 1998 period, $65.8 million were Title I Loans and $30.3 were Conventional Loans.

          Total revenues decreased 35.8% to $9.9 million for the 1998 period from $15.4 million for the 1997 period. The increase was primarily the result of the change in the manner in which the Company disposes of its loans and the effect of the Fannie Mae Contract termination.

          Gain on sale of loans and Mortgage-backed securities decreased 27.2% to $7.6 million during the 1998 period from $10.5 million during the 1997 period. The decrease in gain on sale of loans and Mortgage-backed securities was primarily attributable to cessation of loan operations at the end of March 1998 and the change in the disposition strategy for such loans. During the 1998 period, the Company has primarily disposed of its Title I Loans through either whole loan sales on a cash basis to Fannie Mae or the exchange or swap of loans for Fannie Mae Mortgage-backed securities and the subsequent securitization of those securities. In each case the Company has retained an excess interest spread that exceeds the estimated cost of servicing the loans and has recorded an Interest-only strip receivable attributable to this excess interest spread. The estimated fair value from the creation of this asset is recorded as a component of the total gain on sale in the Consolidated Statement of Operations. During the 1998 period the Company originated $30,352,349 in conventional second mortgage loans, which generated in excess of $3.8 million in fee income. The conventional second mortgage loans are generally sold to investors on a servicing released basis.

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

          Interest income-loans increased 113% to $1.8 million during the 1998 period from $844,551 during the 1997 period. The increase was primarily the result of the increase in the amount of Mortgage-backed securities and loans held for sale.

          As a result of the adoption of SFAS No. 125, amounts previously reported as loan servicing income were reported as Interest-investments beginning January 1, 1997. The investment interest income reflects the accrued income associated with the Interest-only strip receivables and the interest income associated with Mortgage-backed securities. Interest-investments increased to $1.7 million in the 1998 period primarily due to the increase in Interest-only strip receivables and Mortgage-backed securities.

          The provision for credit losses increased from $775,000 in the 1997 period to $2.0 million in the 1998 period primarily in relation to the increase in loan delinquency rates, first payment defaults during the 1998 period and the estimated loss on loans held for sale at June 30, 1998. The provision for credit losses is based upon periodic analysis of the portfolio, economic conditions and trends, historical credit loss experience, the borrowers' ability to repay, collateral values, and estimated FHA insurance recoveries on loans originated and sold. Upon sale of loans by Home to investors, including the exchange by Home of Title I Loans to Fannie Mae for Mortgage-backed securities, the purchasing investor assumes all credit risk, except for first payment default, fraud, a breach of customary loan representations and warranties and certain other limited exceptions.

          As a result of the termination of the Mortgage Selling and Servicing Contract by Fannie Mae on March 24, 1998, the Company's access to servicing information for the Fannie Mae Title I Loan portfolio was suspended and no delinquency information with respect to the Fannie Mae portfolio subsequent to March 31, 1998, was provided to the Company.

          Since the initiation of Title I Loan servicing in October 1995, the Company has subcontracted with non-affiliated companies to provide all servicing related activities, such as payment collection and processing, investor reporting, FHA claims filing administration, and workmanship complaint monitoring.

          During fiscal 1997 the Company experienced an increase in the delinquencies of its serviced loan portfolio, while such loan portfolio was increasing. In particular, there was a significant increase in the delinquencies at the end of the fourth quarter of fiscal 1997 in comparison to the third quarter of fiscal 1997. Accordingly, the Company considered various options to improve the servicing of its loan portfolio, including the delinquency performance, and decided to assume the FHA claims filing administration and workmanship complaint monitoring activities in house. A loan-servicing department of the Company was established for these activities. In addition, the Company decided to engage a collection agency to separately perform the delinquent collection services for all loans that are five days or more delinquent, and during August 1997 the Company transferred these collection services from its then existing subservicer to the collection agency. Management believes that the complexity of transferring these collection services from the then existing subservicer to the collection agency, including the transfer of relevant computer data for borrowers, contributed to an increase in delinquencies during the fourth quarter of fiscal 1997. In addition, management believes that the separation of the normal payment, collection and processing functions from the delinquent collection functions also contributed to an increase in delinquencies during the fourth quarter of fiscal 1997.

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

          Salaries and employee benefits increased 89% to $6.4 million for the 1998 period from $3.4 million for the 1997 period, primarily as a result of an increase in the pay rates of employees, the increase in hiring of professionals required for growth, and the increase in commissioned sales personnel. Commissioned sales personnel costs accounted for a significant share of the increase in salaries and employment benefits for the 1998 period. However, as a result of the Reorganization Proceedings the Company's workforce has been drastically reduced.

          Servicing costs consists primarily of the costs related to servicing the portfolio of Loans sold on a servicing retained basis. The servicing function is performed by a non-affiliate of the Company at a negotiated fee. Servicing costs increased 44% from $701,142 in the 1997 period to $1.0 million in the 1998 period. The increase was a result of increased loans serviced from $186,889,000 at June 30, 1997 to 280,298,000 at February 28, 1998, a 50%
increase. The Company has not provided loan servicing since the Fannie Mae Contract termination on March 24, 1998.

          Loan costs, consisting primarily of costs for credit reports, flood reports, title reports, inspection fees, and the provision for credit losses, increased 122% to $2.6 million for the 1998 period from $1.2 million for the 1997 period due primarily to the provision for credit losses of $2.0 million.

          Total general and administrative expenses increased 142% to $6.4 million for the 1998 period from $2.6 million for the 1997 period. The increase was primarily as a result of increases in legal and professional fees, postage and courier costs, telecommunication costs, stationary and office supplies expenses, travel costs, advertising expenses, and depreciation expense. The increase in these costs was primarily attributable to the increased volume of loans serviced, the overall increase in the number of personnel, the effect of the Fannie Mae Contract termination and costs associated with the Reorganization Proceedings.

          Occupancy costs increased to $581,563 in the 1998 period from $442,871 in the 1997 period, or 31%, due primarily to the expansion of lease space at the corporate offices, and the expansion of the office space related to the direct mail solicitation operations.

          Interest expense increased 139% to $2.2 million for the 1998 period from $923,895 for the 1997 period. The increase was the direct result of increased average outstanding balance of the warehouse credit lines, and the financing of the Interest-only strip receivables and Mortgage-backed securities.

          The benefit for income taxes in the 1998 period was $2.3 million as compared to a provision for income taxes $2.2 million for the 1997 period. For the nine month period ended June 30, 1998, the Company had a loss before income taxes of $23.2 million as compared to income before income taxes of $6.2 million for the nine month period ended June 30, 1997.

          As a result of the foregoing, net loss increased to $20.9 million ($[2.55] per share) for the 1998 period from net income of $4.0 million ($.40 per share, diluted) for the 1997 period.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

          The Company's financial condition, liquidity and capital resources have been adversely affected by the recent events described above, including the termination of the Mortgage Selling and Servicing Contract of Home by Fannie Mae, the related termination by Fannie Mae of Home's Title I Loan financing, disposition and servicing facilities, and the resulting Chapter 11 Reorganization Proceedings of Home and cessation of loan operations. The following discussion is qualified in its entirety by these events and consequences, some of which are as yet undetermined.

          The Company's operations require continued access to financing sources. The Company's primary operating cash requirements arise from the cost of loan originations and payments of operating expenses, interest and income taxes. Loan originations are initially funded principally through the Company's warehouse lines of credit pending the sale of loans in the secondary market or pending the securitization of Mortgage-backed securities. Substantially all of the loans originated by the Company are sold. For the period ended June 30, 1998, the Company sold for cash all Mortgage-backed securities which were
financed with Fannie Mae.   Net cash provided by the Company's operating
activities for the nine month period ended June 30, 1998 was approximately $15.5 million as compared to net cash used for the nine month period ended June 30, 1997 of $26.8 million. The net cash from the Company's operating activities resulted primarily from the proceeds from the sale of loans and Mortgage-backed securities totaling $120.5 million and $94.2 million for the nine month periods ended June 30, 1998 and 1997, respectively.

          Adequate credit facilities and other sources of funding, including the ability of the Company to sell loans or Mortgage-backed securities in the secondary market, are essential for the continuation of the Company's loan origination operations. At June 30, 1998, the Company had a $20 million warehouse line of credit with a commercial bank (the "Warehouse Line"), which is in default and through which no further advances may be made. The outstanding balance of approximately $4.5 million under the Warehouse Line is due and payable at June 30, 1998. The Warehouse Line bears interest at 300 basis points over the federal funds rate and is collateralized by loans pledged under the Warehouse Line. The agreement with the lender requires the Company to maintain a minimum adjusted tangible net worth, along with other financial covenants.
The Company was in violation of substantially all financial covenants as of June 30, 1998.

          The Company also had a working capital line of credit with the same lender which is also in default and through which no further advances may be made. The outstanding balance of $14.1 million under the working capital line of credit is due and payable at June 30, 1998.

          Under the terms of the working capital line of credit, the lender determines at its sole discretion the collateral value as of the end of each fiscal quarter using information provided by an outside consulting firm. As of December 31, 1997, the lender determined, based upon such information, that a principal repayment of approximately $940,000 was required under terms of its credit agreement. The lender agreed to be repaid with an initial payment of $300,000, which was made on February 12, 1998, with payment of the balance due on or before March 31, 1998. The balance of the required principal repayment of $640,000 due on March 31, 1998, was not made. Furthermore, the outside consulting firm did not prepare a determination of collateral value for the lender as of March 31, or June 30, 1998. However, the Company, using methodology similar to that of the outside consulting firm, prepared an estimate of the value of the collateral, which was determined to be $11,187,979. The estimated collateral value excludes any amount previously assigned to the Interest-only strip receivable, classified as available for sale securities, relating to the Fannie Mae loan serviced portfolio. By terminating the Mortgage Selling and Servicing Contract and assuming control over the servicing portfolio, Fannie Mae effectively eliminated a material portion of the collateral of the lender.

          In connection with both borrowings, Home has agreed to certain covenants, including without limitation, tangible net worth, adjusted tangible net worth, leverage ratios, and liquidity. The Company is permitted to pay dividends as long as the financial ratios are maintained. As of June 30, 1998, the Company was in violation of substantially all financial loan covenants and
otherwise in default under its credit agreements with the lender.   As a result,
no additional advances are available under either facility.

          In connection with the arrangement with Fannie Mae to exchange Title I Loans for Mortgage-backed securities, Fannie Mae had provided, prior to March 24, 1998, short-term warehousing and repurchase funding to Home, on an uncommitted basis, for Title I Loans and Mortgage-backed securities exchanged for such loans. Generally, the repurchase facilities with Fannie Mae required repayment with a cost of funds based on a 30-day LIBOR rate plus 30 to 90 basis points, depending upon whether the funding is provided for Title I Loans or Mortgage-backed securities. Fannie Mae also had provided repurchase funding to the Company for its Title I Loans that are held for sale and intended for sale to Fannie Mae. At June 30, 1998, the principal amount of the Company's obligations under this repurchase facility was approximately $5.4 million for Title I Loans delivered and available for sale to Fannie Mae.

          Since approximately April 1, 1998, through June 30, 1998, certain principal stockholders of the Company have advanced an aggregate of approximately $185,000 to the Company and Home for working capital, primarily to cover personnel and legal costs associated with the Reorganization Proceedings, and it is anticipated that further such advances may be made, although there is no binding commitment or obligation of such stockholders to do so. These stockholder loans are payable on demand after one (1) year, bear interest at the rate of 8% per annum and are secured by security interest in any tax refund of the Company, subordinate in priority and right of payment to security interests in the tax refund in favor of Guaranty Federal Bank to secure reimbursement of its release of up to $50,000 in cash collateral to Home and in favor of Mayor, Day, Caldwell & Keeton, bankruptcy counsel for Home, to secure certain legal fees and expenses.

          During the nine month period ended June 30, 1998, the Company completed its second securitization of Fannie Mae Mortgage-backed securities. HOME Securitization Trust I issued and sold $39,193,258 of Asset Backed Bonds, Series 1997-2, at 7.261% directly to an investor. The bonds are collateralized by $39,589,150 of Fannie Mae Mortgage-backed securities with an average pass-through rate of 12.24%. The Company retained and recorded an interest-only strip receivable from the securitization which entitles it to the excess spread from the interest received on the Fannie Mae Mortgage-backed securities over the interest paid on the Bonds, as well as a retained interest that entitles it to any remaining balances in the Mortgage-backed securities after the Bonds are paid in full. In addition, the Company recorded an Interest-only strip receivable from the excess servicing fee interest spread from the Title I Loans underlying these Mortgage-backed securities. Also during the nine month period ended June 30, 1998, the Company sold $32.4 million of Fannie Mae Mortgage-backed securities with an average interest rate of approximately 12.17% for total sales proceeds of approximately $36.2 million.

          During the 1998 period, the Company provided approximately $3.2 million in funds from investing activities primarily through the cash flow associated with the interest-only strips retained by the Company in connection with loan dispositions; and during the same period the Company used $7.7 million in its financing activities for the repayment of repurchase facilities which had financed the Mortgage-backed securities sold.

          As a result of the Mortgage Selling and Servicing Contract termination by Fannie Mae on March 24, 1998, and the default by the Company under all of its financing facilities, the Company no longer has access to current or future sources of funding sufficient to sustain operations. Without sources of funding to continue loan origination operations and loan disposition strategies, the going concern value of the Company has been materially impaired.

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

                                    PART II
                               OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

          1.1 Home Reorganization Proceedings. On May 4, 1998, Home, as debtor, filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Western District of Texas, Austin Division ("Court"), Case No. 98-115551-FM-11, In Re:
HomeOwners Mortgage & Equity, Inc., d/b/a Home, Inc., Debtor ("Reorganization Proceedings"). Home is Debtor-in-Possession in the Reorganization Proceedings and is seeking to develop a plan of reorganization with another operating business or funding source in order to utilize any residual enterprise value of Home and favorable public company attributes of the Company ("Reorganization") that will provide an ongoing business or funding to resume operations and restore some value for stockholders of the Company. However, although discussions are in progress in connection with potential transactions, no assurance can be given that any of such discussions will result in a definitive Reorganization. Moreover, any such Reorganization may be subject to Court approval, and may also require approval by stockholders of the Company and arrangements with creditors of Home and the Company, none of which can be assured.

          Some of the more significant actions taken by Home in connection with the Reorganization Proceedings are summarized as follows:

          (a) By agreement, dated June 22, 1998, with the landlord, and order of the Court, dated August 3, 1998, the lease covering the Company's former principal office premises at 6836 Austin Center Blvd., Suite 180, Austin, Texas, 78731, has been rejected and terminated without lien against Company assets, enabling the Company to remove and sell or relocate its office furniture, fixtures and equipment. The Company occupied approximately 18,500 square feet of office space for a rental rate of approximately $32,000 per month.

          (b) Also by Court order, dated August 3, 1998, Home was authorized to enter into a lease, dated June 22, 1998, with MV Wall Street, Ltd. ("Wall Street"), covering approximately 2,000 square feet at 8906 Wall Street, Suite 811, Austin, Texas 78754, for a period of one (1) year at a rental rate of $1,500 per month. Wall Street is a limited partnership whose general partner is a corporation owned and controlled by Peter A. Pyhrr, a principal stockholder and director of the Company; the limited partners of Wall Street consist of Peter A. Pyhrr, E. Jeff Bomer, Chairman of the Board, Secretary and a principal stockholder of the Company, and Stephen A. Pyhrr, formerly a director of the Company and one of its principal stockholders.

          (c) On June 23, 1998, the Court authorized rejection of thirteen (13) branch office leases in ten (10) states.

          (d) On July 27, 1998, the Court authorized the rejection of office and equipment leases associated with the former Phoenix, Arizona branch office of Home ("Phoenix Office"), and approved the assignment of the leases and all furniture, fixtures, equipment and supplies associated with the Phoenix Office to Home Improvement Mortgage, Inc. ("HIM"), a company owned by persons formerly engaged by Home to manage the Phoenix Office, in consideration of the assumption by HIM of certain lease operating and payroll obligations.

          (e) The Court has approved an Employee Retention Plan providing for payment of monthly salaries to five (5) Home employees aggregating approximately $22,180 per month, insurance benefits, reimbursement of approximately $3,600 to the employees, three (3) months severance pay to persons who remain in employment through December 31, 1998, and establishing a priority claim of up to $4,000 and an additional non-priority claim of up to $4,000 with respect to accrued but unpaid vacation pay of each employee.

          (f) By order dated June 8, 1998, the Court authorized the sale of certain furniture, fixtures and equipment associated with the Company's former Austin, Texas office for an aggregate of approximately $99,000, including sales of certain furniture and equipment to former employees and their affiliates and authorizing the sale of additional furniture, fixtures and equipment by Home from time to time.

          (g) By agreed interim order, dated June 9, 1998, between Home and Guaranty Federal Bank, F.S.B. (the "Bank"), the Court authorized the segregation and limited the use of certain cash collateral, including the net proceeds of loan payments on certain loans securing obligations of Home to the Bank, authorized the use of an aggregate of $50,000 of such cash collateral by Home under certain conditions, and granted a security intent to the Bank in any net proceeds of sale of certain loans securing obligations of Home to Fannie Mae, the proceeds of any claim by Home against Fannie Mae and the proceeds of any tax refund of Home.

          (h) By agreed order, dated June 15, 1998, between Home and Fannie Mae, the Court approved an agreement, dated June 12, 1998, between Home and Fannie Mae establishing the terms of marketing and sale of certain loans sold to Fannie Mae by Home under right of repurchase and the application of loan sale proceeds to obligations of Home to Fannie Mae.

          (i) Norwest Bank Minnesota, N.A. ("Norwest") has filed a motion in the Reorganization Proceedings seeking, in effect, to divest Home of its servicing agreement with respect some of Home's loan portfolio. Home has attributed a present value of approximately $237,340 to the servicing receivable associated with such loans that would be adversely affected by termination of its servicing agreement. Therefore, Home is negotiating with Norwest for payment of fair value approximating book value for the servicing rights, though no assurance can be given that a settlement can be reached that would realize the current carried value of the servicing receivable.

          (j) The loan administration with respect to the Company's two securitizations has been transferred to U.S. Bank. As a result, the Company has suffered the loss of administrative fees of approximately $2,000 per month.

     1.2 Tejas Securities Group, Inc. and John Gorman vs. HomeCapital Investment Corporation, et al, Cause No 98-03712, in the District Court of Travis County, Texas, 98th Judicial District. Tejas Securities Group, Inc. has voluntarily dismissed its petition in this matter, although the suit is being continued by John Gorman, as sole plaintiff. Reference is made to the discussion of this matter in the Quarterly Report of the Company on Form 10-QSB for the three months ended March 31, 1998.

     1.3  Eaglewood Properties Litigation,

Cause No. 98-06352 in the 261st District Court of Travis County, Texas. This lawsuit was filed June 12, 1998, by several substantial stockholders who are former insiders of the Company against four (4) former officers and three (3) directors of the Company or Home, or both, as defendants, seeking damages in excess of $16 million, for alleged statutory fraud, negligent misrepresentation, negligence, gross negligence and civil conspiracy arising out of claims that mismanagement by the defendants precipitated the Fannie Mae Contract termination and subsequent market decline, resulting in loss to the plaintiffs. The Company is obligated to indemnity and provide a defense of the lawsuit for the defendants. Answers have been filed denying liability in behalf of all defendants, and the Company expects to defend the case vigorously. Although discovery proceedings have only begun, based upon the present state of information regarding the allegations, the Company believes that the claims are without merit.

          1.4 HCI Equity Partners, L.P. v. HomeCapital Investment Corporation, Cause No. 9807296, in the 261st District Court of Travis County, Texas. This lawsuit was filed on July 16, 1998, by the holder of 1,000,000 shares of the Company's Preferred Stock, Series A, alleging the Fannie Mae Contract termination constitutes a breach of the stock purchase agreement pursuant to which the plaintiff purchased the preferred shares, and seeking damages in the amount of $2,820,000. The Company has denied the allegations and expects to vigorously defend against any liability in the matter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

          (a) As a result of the Fannie Mae Contract termination on March 24, 1998, and related consequences, including the Chapter 11 Reorganization Proceedings filing by Home on May 4, 1998, Home is in default in financial and other covenants under its warehouse line of credit and working capital line of credit with the Company's principal commercial lender. Fannie Mae has also asserted that Home is in default under certain loan financing and repurchase arrangements with Fannie Mae.

          (b) As a result of the Fannie Mae Contract termination, certain holders of shares of the Preferred Stock, Series A, of the Company have asserted that the Company is in default under covenants of the stock purchase agreement by which such shares were acquired, as more particularly described in Item 1 of
Part II hereof. Through June 30, 1998, accrued dividends on the Preferred Stock, Series A, in the aggregate amount of $266,109 were in arrears in accordance with the provisions governing the Preferred Stock, Series A.

ITEM 5.  OTHER INFORMATION.

          As a result of the Fannie Mae Contract termination and the consequent financial reversals and Reorganization Proceedings of Home, the Company has been unable to maintain the market price of shares of its Common Stock on the Nasdaq SmallCap Market and the Pacific Exchange or to meet all of the minimum financial standards for maintaining an exchange listing. The Company has been notified that delisting proceedings by the Nasdaq are imminent, unless the Company can demonstrate that it will soon resume compliance with the exchange standards. Effective August 4, 1998, the Company was delisted by the Pacific Exchange, subject to an opportunity to appeal the delisting.

          The Company is seeking to develop a plan of reorganization by combination with a compatible operating company or by attracting sufficient capital infusion and credit facilities to resume operations under new management. If the Company is able to establish that such a strategy is feasible, then it will seek to avoid or defer any Nasdaq delisting proceedings and appeal the Pacific Exchange delisting decision. However, given the present state of the Company's consolidated financial position, prospects and share market characteristics, there is no assurance that the Company will be able to maintain its listing on the Nasdaq or restore its Pacific Exchange listing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits:

          Exhibit 11.1 Statement of Computation of Earnings per Share (Nine Months).

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


                                  HOMECAPITAL INVESTMENT CORPORATION
                                  (Registrant)



Date:  August 31, 1998            By: /s/ Rebecca F. Blanchard
                                      ------------------------------------------
                                      Rebecca F. Blanchard
                                      Treasurer and Principal Accounting Officer